Form 10QSB
period 2004-09-30
Hangman Productions, Inc.
filed 2004-11-15
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                    000-50892

                           HANGMAN PRODUCTIONS, INC.
                           ------------------------
       (Name of Small Business Issuer as specified in its charter)

        UTAH                                        87-0638511
        ----                                        -----------
(State or other jurisdiction of                  (Employer I.D. No.)
       organization)

                            1223 Wilshire Blvd. #912
                             Santa Monica CA 90403
                                -----------------
                     (Address of Principal Executive Office)

 Issuer's Telephone Number, including Area Code:  (310) 795-0252

          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X      No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                November 12, 2004

                                     740,000

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements have been reviewed and are on file with the Company's Auditor.


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                            As of September 30, 2004
                              and December 31, 2003

                                                       09/30/04      12/31/03
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    4,722  $   10,933
                                                      -----------    --------
         Total Assets                                 $    4,722  $   10,933
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Unearned Revenue                                $    2,530  $        0
      Salaries Payable                                    10,800           0
      Accrued Liabilities                                      0         275
                                                      -----------    --------
         Total Current Liabilities                        13,330         275

                                                      -----------    --------
         Total Liabilities                            $   13,330   $     275
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         740,000 and 720,000 shares issued
         and outstanding, respectively
                                                           7,400       7,200
      Paid-in Capital                                     13,600      12,800
      Deficit accumulated during the development stage   (29,608)     (9,342)
                                                      -----------    --------
         Total Stockholders' Equity                       (8,608)      10,658
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $    4,722  $   10,933
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
 For the Three and Nine Month Periods Ended September 30, 2003 and September 30, 2004
          and for the period from inception through September 30, 2004
                                                                                                      For the
                                                                                                    Period from
                                         For the       For the        For the       For the          Inception
                                       Three Months  Nine Months   Three Months   Nine Months        [8/11/99]
                                          Ended         Ended         Ended         Ended            through
                                         9/30/03       9/30/03       9/30/04       9/30/04           9/30/04
                                        ---------     ---------    -----------    ----------       -----------


Revenues                                 $     0       $      0      $      0        $     0       $         0
Cost of Sales                            $     0       $      0      $      0        $     0                 0
                                         --------      ---------     ---------       --------      -----------
  Gross Margin                                 0              0             0              0                 0

General and Administrative Expenses           36          1,479        10,141         20,104            28,891
                                         --------      ---------     ---------       --------      -----------
Net Loss from Operations                     (36)        (1,479)      (10,141)       (20,104)          (28,891)
                                         --------      ---------     ---------       --------      -----------


Interest Expense                         $     0       $      0      $    150        $   162       $       162
                                         --------      ---------     ---------       --------      -----------



       Net Loss Before Income Taxes          (36)        (1,479)      (10,291)       (20,266)          (29,053)

Provision for Income Taxes                     0              0             0              0               555
                                         --------      ---------     ---------       --------      -----------
Net Loss                                     (36)        (1,479)      (10,291)       (20,266)          (29,608)
                                         ========      =========     =========       ========      ===========

Loss Per Share                           $  (.01)      $   (.01)     $   (.01)       $  (.03)      $      (.04)
                                         ========      =========     =========       ========      ===========

Weighted Average Shares Outstanding      720,000        720,000       740,000        738,889           722,833
                                         ========      =========     =========       ========      ===========







                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
 For the Three and Nine Month Periods Ended September 30, 2003 and September 30, 2004
          and for the period from inception through September 30, 2004


                                                                                                                      For the
                                                                                                                    Period from
                                                            For the       For the        For the       For the        Inception
                                                          Three Months   Nine Months   Three Months   Nine Months      [8/11/99]
                                                             Ended         Ended         Ended         Ended          through
                                                            9/30/03       9/30/03       9/30/04       9/30/04         9/30/04
                                                           ---------     ---------    -----------    ----------     -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                         (36)       (1,479)       (10,291)      (20,266)      (29,608)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                               0             0              0             0             0
    Increase/(Decrease) in taxes payable                           0             0              0             0             0
    Increase/(Decrease) in salaries payable                        0             0         10,800        10,800        10,800
    Increase/(Decrease) in sales tax payable                       0             0              0             0             0
    Increase/(Decrease) in unearned revenue                        0             0          2,530         2,530         2,530
    Increase/(Decrease) in accrued liabilities                     0             0         (3,087)         (275)            0
    increase/(Decrease) in accounts payable                        0          (100)             0             0             0
                                                           ---------     ---------    -----------    ----------       --------
       Net Cash Provided by/(Used for) in Operating  Activities  (36)       (1,579)           (48)       (7,211)      (16,278)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0             0             0
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Used by Investing Activities                0             0              0             0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0              0         1,000        21,000
    Loan to a  shareholder                                         0             0              0             0        (4,600)
    Proceeds from repayment from shareholder                       0             0              0             0         4,600
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Provided by Financing Activities            0             0              0         1,000        21,000

                Net Increase(decrease) in Cash                   (36)       (1,579)           (48)       (6,211)        4,722

Beginning Cash Balance                                        10,972        12,515          4,770        10,933             0
                                                           ---------     ---------    -----------    ----------       --------

Ending Cash Balance                                      $    10,936        10,936          4,722         4,722    $    4,722
                                                           =========     =========    ===========    ==========       ========


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Hangman Productions, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement. In the opinion of management these interim financial statements contain all adjustments necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (10,291) for the three months ended September 30, 2004. At September 30, 2004, the Company had total current assets of $4,722 and total liabilities of $13,330. These obligations are expected to increase by $1,600 per month due to acrrued salaries payable owed to the Company's executive officers. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company anticipated receiving approximately 600 submissions, generating approximately $18,000 of fees in the 1st Annual Screenplay Shootout! However, as of the contest deadline, October 31, 2004, the total number of submissions actually received was 379 (generating approximately $12,500 in entry fees), creating a shortfall in revenue for the Company. This shortfall in revenue will require the Company to raise additional funds in order to continue with its immediate planned operations of sponsoring two additional screenplay contests in 2005. The Company's management will advance the Company monies not to exceed $25,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $25,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The loan from the Company's management will provide the Company with enough cash resources for the next 12 months.

          Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $4,722, as of September 30, 2004, it has sufficient funds to pay the award monies for the first contest and continue it's plan of sponsoring two additional contest in 2005.

NOTE 3- OFFICER COMPENSATION EXPENSES

          The total expense for the Company's officers is $1,600 per month, and all is recorded as an accrued liability on the Company's balance sheet. It is included in the general and administrative expenses on the Company's income statement. Two of the Company's officers began receiving compensation in May, 2004, totaling $1,500 per month, and the third officer began receiving compensation in June, 2004, which added an additional $100 per month of salary expense.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     Plan of Operations
     -------------------

     As of the first quarter of the year, ended March 31, 2004, the Company's average monthly expenditures were approximately $1,900. Starting in the second quarter of 2004, the Company's management increased the Company's marketing capability by subcontracting the Company's web-based contest platform. These changes increased the Company's average monthly expenditures to approximately $3,000 per month. For the next twelve months the Company anticipates average monthly expenditures to range from $3,000 to $5,000 per month. The Company's average monthly expenditures can be broken down between executive compensation of $1,600 per month and general and administrative expenses of $1,500 to $3,500 per month. General and administrative expenses include advertising of the Company's screenplay contest, which is expected to cost $500 to $1,000 per month. These expenses include banner advertisements and print advertisements. Other general and administrative expenses include the Company's website maintenance expenses ranging between $100 to $300 per month. Professional expenses, which are related to the Company's public status including accounting and legal, are the remainder of the Company's expected general and administrative expenses. These expenses are expected to range between $750 to $2,750 per month.

     The Company incurs a compensation expense of $1,600 per month for the Executive Officers. This expense is recorded as an accrued liability. This liability will be paid either when the Company's cash position warrants, or if the Company is unable to pay the accrued liability by the end of the Company's fiscal year-end 2005, the Company will issue common stock for satisfaction of the debt. Stock issued will be issued at the price-per-share of the Company's most recent offering price, which is currently $.05 per share.

     The Company anticipated receiving approximately 600 submissions, generating approximately $18,000 of fees, from its 1st Annual Screenplay Shootout! However, the total number of submissions actually received was 379, generating approximately $12,500 in entry fee revenue, creating a shortfall in revenue for the Company. This shortfall in revenue will require the Company to raise additional funds in order to continue with its immediate planned operations of sponsoring two additional screenplay contests in 2005. The Company's management will advance the Company monies not to exceed $25,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $25,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The loan from the Company's management will provide the Company with enough cash resources for the next 12 months.

     The Company plans to host two additional contests in 2005. The first contest in 2005 will begin in the second quarter, and the third will commence in the fourth quarter of 2005. The Company plans to host these contests in association or partnership with a production or management company, but currently the Company has not established any agreements with a production or management company. There can be no assurance that the Company will be able to find a management or production company to co-host, partner or associate with the Company's future contests. The Company plans to use its existing websites, www.hangmanproductions.com and www.screenwriterscontest.net, to market the Company's future contests. The Company does not anticipate allocating more than $1,000 to update these sites for future contests.

     As previously mentioned, over the next twelve months the Company's management will advance the Company monies not to exceed $25,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. The loan from the Company's management will provide the Company with enough cash resources to meet its presently anticipated working capital and capital expenditure requirements for the next 12 months. Beyond the next 12 months the Company's future liquidity and capital requirements will depend upon the success of its proposed business and the ability of the Company to generate profits from these operations. If the Company's operations are not able to generate sufficient income and additional moneys are needed beyond the next twelve months, it will be up to the Company's management to raise additional monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company does not plan to purchase or acquire any plant or other significant equipment, nor does the Company plan to commence any research and development activities.

     Along with developing the Company's operations in the movie production and entertainment industry, the Company's management will continue to look for acquisitions or mergers or other opportunities that would be beneficial to the Company and its stockholders, though at this time there are no such opportunities or potential transactions.

     The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

     RESULTS OF OPERATIONS

     The Company's operations during the quarterly period ended September 30, 2004, resulted in no revenue and general and administrative expenses of $10,141, resulting in an operating loss of that amount, and a net loss of ($10,241).

     The Company's operations during the year ended December 31, 2003, resulted in no revenues. General and administrative expenses were $1,657, resulting in an operating loss of that amount, and a net loss of ($1,757) after taking into franchise taxes of $100.

     LIQUIDITY

     At September 30, 2004, the Company had total current assets of $4,722 and total liabilities of $13,330. These obligations are expected to increase by $1,600 per month due to acrrued salaries payable owed to the Company's executive officers.

     The Company anticipated receiving approximately 600 submissions, generating approximately $18,000 of fees in the 1st Annual Screenplay Shootout! However, as of the contest deadline, October 31, 2004, the total number of submissions actually received was 379 (generating approximately $12,500 in entry fees), creating a shortfall in revenue for the Company. This shortfall in revenue will require the Company to raise additional funds in order to continue with its immediate planned operations of sponsoring two additional screenplay contests in 2005. The Company's management will advance the Company monies not to exceed $25,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $25,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The loan from the Company's management will provide the Company with enough cash resources for the next 12 months.

     Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $4,722, as of September 30, 2004, the Company has adequate resources for prize money and for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures, including executive compensation, to range between $3,000 and $5,000 per month. Management also anticipates hosting two additional contests in 2005. These contests are projected to generate approximately $18,000 per contest, based on 600 submissions per contest with an average entry fee of $30. Management's estimate of 600 submissions per each of the next two contests is based on the results of the Company's first screenplay contest. Management believes that it will be able to attract more contestants in these subsequent contests by creating more awareness directly within the screenwriter community. The Company does not anticipate spending more on marketing, but belives that it can better direct its marketing campaigns directly to the screenwriter community by advertising on screenwriter specific websites and attending screenwriter forums and conventions. Furthermore, with the Company's first contest completed the Company has begun to build a brand for its screenplay contest, the Screenplay ShootOut!, which will help as the Company continues to expand its presence within the screenwriting community. The Company's management has agreed to advance the Company monies not to exceed $25,000, as loans to the Company, at any point over the next twelve months. These funds will allow the Company sufficient resources to continue operations regardless of the revenue generated from the two additional contest in 2005. As previously disclosed, if the Company needs funds in excess of $25,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Managment will continue to seek to exploit opportunties to enhance the value of the Company and its profitability.

Item 3.Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 11/12/04              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


                                  CERTIFICATION

I, James Doolin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hangman Productions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  11/12/04                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date: 11/12/04              /S/JAMES DOOLIN
                            James Doolin, President and Director