Form 10QSB/A
period 2004-09-30
Hangman Productions, Inc.
filed 2004-12-01
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A


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


                                                                                                                      For the
                                                                                                                    Period from
                                                            For the       For the        For the       For the        Inception
                                                          Three Months   Nine Months   Three Months   Nine Months      [8/11/99]
                                                             Ended         Ended         Ended         Ended          through
                                                            9/30/03       9/30/03       9/30/04       9/30/04         9/30/04
                                                           ---------     ---------    -----------    ----------     -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                         (36)       (1,479)       (10,291)      (20,266)      (29,608)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                               0             0              0             0             0
    Increase/(Decrease) in taxes payable                           0             0              0             0             0
    Increase/(Decrease) in salaries payable                        0             0         10,800        10,800        10,800
    Increase/(Decrease) in sales tax payable                       0             0              0             0             0
    Increase/(Decrease) in unearned revenue                        0             0          2,530         2,530         2,530
    Increase/(Decrease) in accrued liabilities                     0             0         (3,087)         (275)            0
    increase/(Decrease) in accounts payable                        0          (100)             0             0             0
                                                           ---------     ---------    -----------    ----------       --------
       Net Cash Provided by/(Used for) in Operating  Activities  (36)       (1,579)           (48)       (7,211)      (16,278)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0             0             0
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Used by Investing Activities                0             0              0             0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0              0         1,000        21,000
    Loan to a  shareholder                                    (8,000)       (8,000)             0             0       (18,500)
    Proceeds from repayment from shareholder                   8,000         8,000              0             0        18,500
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Provided by Financing Activities            0             0              0         1,000        21,000

                Net Increase(decrease) in Cash                   (36)       (1,579)           (48)       (6,211)        4,722

Beginning Cash Balance                                        10,972        12,515          4,770        10,933             0
                                                           ---------     ---------    -----------    ----------       --------

Ending Cash Balance                                      $    10,936        10,936          4,722         4,722    $    4,722
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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB/A for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 11/29/04              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


                                  CERTIFICATION

I, James Doolin, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB/A  of  Hangman
Productions, Inc.;

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


Date:  11/29/04                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date: 11/29/04              /S/JAMES DOOLIN
                            James Doolin, President and Director