Form 10KSB
period 2004-12-31
Hangman Productions, Inc.
filed 2005-02-15
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

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


Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.01 par value common stock

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2004
- $12,759


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2004 - $1,252.50. There are approximately 125,250 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock since its inception, the Company has arbitrarily valued these shares at par value of $0.01 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 31, 2005
                                     740,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---
                                               PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Organization, Charter Amendments and General History
          ----------------------------------------------------

     Hangman Productions, Inc. (the "Company") was incorporated under the laws of the State of Utah in August, 1999 as "BBC2, Inc." The purpose for which the Company was organized was to engage in any lawful act or activity for which corporations may be organized under the Utah Revised Business Corporation Act. In November of 2001, the Company changed its name to "Hangman Productions, Inc.," in anticipation of seeking production opportunities in the film industry. The Company is now considered to be in the development stage.

          General History
          ---------------
     Prior to the Company's organization, the Company authorized and subsequently issued 400,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.01 per share for a total of $4,000.

     Following the Company's organization, it conducted an offering of 320,000 shares of common stock at a price of $0.05 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" and "sophisticated" investors. The offering was subsequently closed December 20, 1999, with the Company having received gross proceeds of $16,000.

     On January 13, 2004, the Company completed another offering. The Company offered 20,000 shares of common stock at a price of $0.05 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities. This offering was subsequently closed February 1, 2004, with the Company having sold a total of 20,000 shares to approximately 20 individuals, and having received gross proceeds of $1,000.

     The Company's operations during the year ended December 31, 2004, resulted in $12,759 in revenue. General and administrative expenses were $34,811, resulting in an operating loss of ($22,052), and a net loss of ($22,147) after accounting for franchise taxes of $100 and interest income of $5.

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

     Other than pursuing potential business prospects and opportunities, the Company did not engage in any business operations between August 1999 and November 2001. The $20,000 in proceeds from the Company's private offerings in November, 1999, have been used to fund the Company's prospecting activities as well as legal and accounting fees. Proceeds from the Company's private offerings have also been used to fund the Company's current activities in the film and entertainment industry.

        Business.
        ---------

     Hangman is an emerging film production company, focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community. The Company is not only dedicated to developing relationships with the screenwriting community, but also developing relationships within the film and entertainment industry. The Company believes its two-fold approach will help bridge the gap between screenwriters ("content providers") and production companies and film studios. Hangman's first objective is to build its content library. Supply of content will be generated and developed through screenplay contests hosted by the Company. The Company has developed and will further develop its internet properties to promote the Company and its screenplay contests. The Company recently completed hosting its first contest. Further information regarding the Company and its contest can be found at www.hangmanproductions.com and screenwriterscontest.net.

     The Company's first contest, named the Screenplay ShootOut!, began July 1, 2004 and ended October 31, 2004. The Screenplay ShootOut! is a contest designed to help undiscovered writers break into the filmmaking industry. In addition to a 1st place prize of $5,000, 2nd place prize of $500, and 3rd place prize of $250, the top finalists received consideration from Benderspink Management and Production ("Benderspink"). Benderspink, based in Hollywood, California, is a diversified management and production company specializing in initiating and managing the careers of screenwriters and actors. By providing consideration to the top five finalists of the Screenplay ShootOut!, Benderspink agreed to consider the finalists for management and/or development consideration. Benderspink made no committment to enter into relationships with any of the top five finalists, but it has agreed to consider possible management relationships whereby Benderspink would represent the screenwriter finalist, assuming a mutual agreement is made between Benderspink and the contestant. As of the date of this report, Benderspink has not entered into any agreement with the finalists of the Company's 1st annual Screenplay Shootout! If Benderspink and a finalist sign a representation agreement, Benderspink would initiate and manage the writing career of the contestant for a specified period of time.

     Hangman has not and will not be involved in any negotiation or discussion that may take place between Benderspink and the top five finalists. Furthermore, Benderspink was not responsible for any of the monetary prizes, the cash prizes were the sole responsibility of Hangman. Cash prizes are offered only to the top three winners of the contest.

     At the deadline of the Company's first contest, October 31, 2004, the Company received 379 submissions, generating approximately $12,500 in accrued revenue. Although Benderspink will provide consideration for the top five finalists of the contest, the Company has no other affiliation or association with Benderspink. The Company does not plan to receive monetary or any other consideration from Benderspink.

     The Company advertised the Screenplay ShootOut! through several sources. The Company created a marketing website, www.screenwriterscontest.net, to target word searches on internet search engines. The Company also placed banner advertisements at www.moviebytes.com, www.screenwritersutopia.com and scriptsales.com. The banner advertisements at www.screenwritersutopia.com and scriptsales.com ran through the contest deadline of October 31, 2004. The Company also created advertisement pamphlets. The Company placed these pamphlets throughout Salt Lake City, Utah, Las Vegas, Nevada, and Los Angeles, California. The Company concentrated on placing these pamphlets at Universities and high-traffic areas, such as restaurants and shopping malls within these cities. The Company's main website, www.hangmanproductions.com, attracted 1,380 total visits in July, 2004, 2,421 total visits in August, 2004, 1,948 total visits in September, 2004, and 2,691 visits in October, 2004.

     The entry fee for the 1st Annual Screenplay ShootOut! was $25 for college students and $35 for all other entrants. Currently, contests' entrance fee is the Company's only source of revenue and the only source of expected revenue for the next 12 to 24 months.

     The Company will host its second contest commencing in the second quarter of 2005. The Company has not received a committment from Benderspink to participate in the second contest. The Company believes that either Benderspink or another production/managment company will agree to consider the contest's finalists for consideration, similar to the agreement the Company had with Benderspink in the 1st Annual Screenplay ShootOut! The upcoming contest will be similar to the first contest, however the Company will increase the submission fee. An increased submission fee should allow the Company to increase its marketing budget and advertise to a larger audience, which should allow the contest to gain greater exposure. The Company anticipates that the contest will begin April 1, 2005 with a deadline of October 31, 2005.

     DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

     The Company plans to attract and develop talent and build a library of content through its screenplay contests. Participants of the screenplay contests will be able to access the contests via the Company's websites. Hangman has developed websites for its current contest, and markets these websites through internet banner advertisements, screenplay directory sites, and printed publications. The Company's print advertisement campaign will target magazines, newsletters and other publications that are targeted to the film making and entertainment industry.


     COMPETITIVE BUSINESS CONDITIONS AND THE COMPANY'S POSITION IN THE INDUSTRY

     The movie production and entertainment industry is highly competitive. Competition ranges from start-up production companies, like Hangman, to billion dollar, multi-national conglomerations. It is the Company's plan to position itself within the industry as a supplier of content to the industry's larger participants, who will use the content to develop a variety of media programs; however, the Company is not currently providing content to any company.

     The Company's ability to obtain content is driven by the Company's ability to attract new and undiscovered talent. The Company is using its contest-based platform to develop relationships with the writer community and develop marketable content. The Company sponsored contests face numerous competitors. Many of the competitors have similar web-based contests that offer cash prizes and are affiliated with larger, well-known production companies. The Company's first screenplay contest is targeted for a broad audience. The contest is open to all genres and has minimal requirements. The entry fee is priced within the median range of other contests. The cash prizes are also within the median range of other contests. Hangman believes that its success relies on the Company's ability to build brand awareness within the writer community and establish a strong network with a variety of management and productions companies.

     DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     Currently the Company's financial success relies solely on its contest entrants. These customers, the contest entrants, are the Company's only source of revenue. As of October 31, 2004, the Company's first contest attracted 379 submissions, generating approximately $12,500 in revenue. Although Benderspink will provide consideration for the top five finalists of the contest, the Company has no other affiliation or association with Benderspink, and the Company does not plan to receive monetary or any other consideration from Benderspink or any other management or production company related to the Company's current contest. The Company's strategy is to attract high-quality and marketable content and distribute the content to management and production companies; however, other than the Company's association with Benderspink with the Screenplay ShootOut!, the Company does not currently have a relationship with any entertainment production or management companies. If the Company enters into partnerships or any other relationships with production and management companies, these customers will be necessary for the Company to generate brokering fees and commissions on the distribution side of the Company's business.


     PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     Other than possibly applying for a trademark on the Company's contest's name, Hangman has not and does not foresee filing any applications for patents or licenses. The Company also does not plan to execute any franchises, concession or royalty agreements or labor contracts.

     NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

     Due to the nature of the Company's business, Hangman does not need to seek direct government approval for its offered services.

     EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

     The Company is not currently subject to many direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, the laws and regulations applicable to general businesses. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment.

     REPORTING REQUIRMENTS

     As an issuer whose securities will be registered under Section 12(g) of the Exchange Act, we will be required to file periodic reports with the Securities and Exchange Commission (the "Commission"). In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act.

     The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or 1- 202-942-8090. The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

     SMALL BUSINESS ISSUER

     The Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

     SARBANES-OXLEY ACT

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     *  Our  periodic   reports  must   disclose  our   conclusions   about  the
     effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

     RESEARCH AND DEVELOPMENT

     Since inception, the Company has not expended a material amount on research and development.

     COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL)

     Due to the nature of the Company's operations, Hangman does not believe that compliance with environmental laws will have a material impact on the Company or its operations.

     NUMBER OF EMPLOYEES

     Other than the Company's three executive officers and directors the Company has no employees.

RISK FACTORS
------------

     Our present and intended business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. All risk factors that you should consider are the following:

     THE COMPANY IS IN AN EARLY STAGE OF DEVELOPMENT

     Hangman is a development stage company. Our Company has limited assets and has had limited material operations since inception. We can provide no assurance that our current and proposed business will produce any material revenues or that we will ever operate on a profitable basis.

     THE COMPANY MAY EXPERIENCE LOSSES ASSOCIATED WITH START-UP

     The Company has limited operating history. The Company will also experience expenses related to the initial start-up of the business, including office, computer and software expenses. The Company expects that its initial expenses will result in losses early in its development. It cannot guarantee that it will become profitable after it completes its initial purchases.

     THE COMPANY MAY EXPERIENCE  FLUCTUATIONS IN OPERATING RESULTS;

     The Company's operating results are likely to fluctuate in the future as a result of a variety of factors. Some of these factors may include economic conditions, the amount and timing of the receipt of new business; timing of the Company's screenplay contests; the success of the Company's screenplay contests and the revenue generated from such contests, capital expenditures and other costs relating to the expansion of operations; the ability of the Company to develop contacts and establish a network within the entertainment production and management industry; the cost of advertising and related media. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

     THE COMPANY'S BUSINESS MODEL MAY CHANGE OR EVOLVE

     The Company and its prospects must be considered in light of the risks, as identified in the Risk Factors section of this filing, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, maximize the value delivered to clients, develop and enhance the Company's brand through marketing and networking initiatives. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects.

     THE INDUSTRY THAT THE COMPANY PARTICIPATES HAS RELATIVELY LOW BARRIERS TO ENTRY AND THE COMPANY MAY FACE SIGNIFICANT COMPETITION

     There are relatively low barriers to entry into the Company's industry. Because firms such as the Company rely on the skill, knowledge and relationships of their personnel and their ability to market and create brand awareness, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company started with limited capital and anyone interested in entering the Company's business could also start with limited capital. In addition, any large or small management, production or film studio that seeks to obtain original screenplays could initiate a contest like the Company's or attract content through numerous of other channels. One of the most common channels for Company's like Hangman to attract content is by having an open submission policy, whereby anyone wanting to submit material can directly mail their submission directly to a managment, production or film studio for no fee.

     The Company is likely to face additional competition from new entrants into the market in the future because there are relatively low barriers to entry. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

     THE COMPANY MAY NEED FUTURE CAPITAL AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING

     Over the next twelve months the Company's management will advance the Company monies not to exceed $40,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. The loan from the Company's management will provide the Company with enough cash resources to meet its presently anticipated working capital and capital expenditure requirements for the next 12 months. Beyond the next 12 months the Company's future liquidity and capital requirements will depend upon the success of its proposed business and the ability of the Company to generate profits from these operations. If the Company's operations are not able to generate sufficient income and additional moneis are needed beyond the next twelve months, it will be up to the Company's management to raise additional monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     FUTURE  CAPITAL  RAISED  THROUGH  EQUITY   FINANCING  MAY  BE  DILUTIVE  TO
     STOCKHOLDERS

     Any additional equity financing may be dilutive to stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock.

     FUTURE DEBT FINANCING MAY INVOLVE RESTRICTIVE COVENANTS THAT MAY LIMIT THE COMPANY'S OPERATING FLEXIBILITY

     Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debtholders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt; a limit on dividends, limit on sale of assets, or specific collateral requirements. Furthermore, if the Company raises funds through debt financing, the Company would also become subject to interest and principal payment obligations. In either case, if the Company was unable to fulfill either the covenants or the financial obligations, the Company may risk defaulting on the loann, whereby ownership of the firm's assets could be transferred from the shareholders to the debtholders.


     EXECUTIVE OFFICERS HAVE NO LONG-TERM EXPERIENCE WITHIN THE FILM AND ENTER-TAINMENT INDUSTRY

     The Company's officers have no specific experience in the development and marketing of screenplay content. This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully market content.

     THE COMPANY'S SUCCESS IS DEPENDENT ON MANAGEMENT

     The  Company's  success  is  dependent,   in  large  part,  on  the  active
participation of the Executive Officers. The loss of their services would materially adversely effect the Company's business and future success. The Company does not have employments agreements with Mr. Doolin or Mr. Thueson. The Company does not have key-man life insurance in effect at the present time.

     THE COMPANY MAY FACE POTENTIAL LIABILITY TO CLIENTS

     The Company intends to develop, market, acquire and distribute content. Its failure or inability to properly acquire or secure content could impact the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. The Company does not have an insurance policy covering claims in this matter could adversely affect the Company's business, results of operations and financial conditions.

     EXECUTIVE OFFICERS AND MAJORITY SHAREHOLDERS MAINTAIN SIGNIFICANT CONTROL OVER THE COMPANY AND ITS ASSETS

     Hangman's Executive Officers maintain control over the Company's board of directors and also control the Company's business operations and policies. In addition, four shareholders, excluding the Company's Executive Officers, control 76.1% of the Company's issued and outstanding common stock. As a result, these majority shareholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. See Part I, Item 4.

     THE COMPANY IS UNLIKELY TO PAY DIVIDENDS

     It is unlikely that the Company will pay dividends on its common stock, resulting in an investor's only return on an investment in the Company's common stock is the appreciation of the per share price. The Company can make no assurances that the Company's common stock will ever appreciate.

     THERE IS NO PUBLIC MARKET FOR THE COMPANY'S SECURITIES

     There has never been any "established trading market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). If a market for the Company's common stock does develop, the stock price may be volatile. The stock price may be volatile because the Company has limited public float and high concentration of ownership in a few stockholders, both of which can have an adverse effect on the any market of the Company's stock price.

     The Company does not expect the securities of the Company to trade at a price much higher than their initial offering price, which would make the Company's common stock "penny stock." Because of this the Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Because the Company's securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to the Company and its securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

     No assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144.

     There is currently no market for the Company's common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of the Company's common stock will be subject to wide fluctuations in response to several factors including;

        - The Company's ability to execute its business plan and significantly grow the business.
        - Increased competition from competitors who offer competing services.
        - The Company's financial condition and results of operations.

     THE COMPANY'S SECURITIES MAY HAVE A LIMITED MARKET DUE TO RULES ASSOCIATED WITH PENNY STOCKS

     The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

     Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

     Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

        - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

        - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

        - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

        - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

        - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

     Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

     NO ASSURANCE CAN BE GIVEN THAT ANY MARKET FOR THE COMPANY'S COMMON STOCK WILL DEVELOP OR BE MAINTAINED AND IF A MARKET DEVELOPS THE SALE OF "UNREGISTERED" AND "RESTRICTED" SHARES BY MEMBERS OR MANAGEMENT MAY HAVE AN ADVERSE EFFECT ON THE MARKET FOR THESE SHARES

     Prior to the Company's organization, the Company authorized and subsequently issued 400,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.01 per share for a total of $4,000.

     Following the Company's organization, it conducted an offering of 320,000 shares of common stock at a price of $0.05 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" and "sophisticated" investors. The offering was subsequently closed December 20, 1999, with the Company having received gross proceeds of $16,000.

     On January 13, 2004, the Company completed another offering. The Company offered 20,000 shares of common stock at a price of $0.05 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities. This offering was subsequently closed February 1, 2004, with the Company having sold a total of 20,000 shares to approximately 20 individuals, and having received gross proceeds of $1,000.

     No assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. The following table discloses the date that the Company's issued shares of common stock are available for resale:

                           Date              Number of           Aggregate
        Name              Acquired             Shares           Consideration
        ----              --------            ---------         -------------
        JAMES P. DOOLIN*         08/99               50,000           $     500

        ALYCIA D. ANTHONY*       08/99               25,000           $     250

        RICHARD R. ANTHONY*      08/99               25,000           $     250

        MICHAEL J. DOOLIN*       08/99              300,000           $   3,000

        PURCHASERS UNDER**       12/99              320,000           $  16,000
        RULE 506 OFFERING

        PURCHASERS UNDER***       01/04               20,000           $   1,000
        RULE 504 OFFERING

     * The 400,000 shares that the Company issued in September, 1999, are elgible for resale pursuant to Rule 144 of the Securities and Exchange Commission. These persons have satisfied the "holding period" under Rule 144.

     ** The 320,000 shares that the Company issued in December, 1999, in connection with the Offering are eligible for resale in compliance with Rule 144(k) of the Securities and Exchange Commission. These persons have satisfied the "holding period" under Rule 144.

     *** The 20,000 shares that the Company issued in January 13, 2004, in connection with the Offering are eligible for resale on January 13, 2005, in compliance with Rule 144 of the Securities and Exchange Commission.

Item 2.  Description of Property.
         -----------------------

     Hangman's Executive Officers currently provide office space to the Company at no cost to the Company. The Company has access to the Officer's telephone lines and computer systems, at no cost to the Company. The Company leases a mail box in Santa Monica, California for approximately $100 per month.

     At some point in the future, depending on the Company's growth and demanded space requirements, the Company will look to lease an office. Anticipated rent including utilities will range between $500 and $750 per month.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2004, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------
     There has been no "public market" for shares of common stock of the Company. However, the Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 63.

     Dividends.
     ----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

     Sales of "Unregistered" and "Restricted"
     Securities Over The Past Three Years.
     -------------------------------------

     On January 13, 2004, the Company completed another offering. The Company offered 20,000 shares of common stock at a price of $0.05 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities. This offering was subsequently closed February 1, 2004, with the Company having sold a total of 20,000 shares to approximately 20 individuals, and having received gross proceeds of $1,000.

For Further information see the following table: "Common Stock"

   COMMON STOCK

                         Date              Number of           Aggregate
     Name              Acquired             Shares           Consideration
     ----              --------            ---------         -------------
JAMES P. DOOLIN*         08/99               50,000           $     500

ALYCIA D. ANTHONY*       08/99               25,000           $     250

RICHARD R. ANTHONY*      08/99               25,000           $     250

MICHAEL J. DOOLIN        08/99              300,000           $   3,000

PURCHASERS UNDER**       12/99              320,000           $  16,000
RULE 506 OFFERING

PURCHASERS UNDER**       01/04               20,000           $   1,000
RULE 504 OFFERING

* James P. Doolin, Alycia D. Anthony and Richard. R. Anthony were all directors and Executive Officers of the Company at the time of purchase, and as such had access to all material information regarding the Company prior to the offer or sale of these securities. The directors and Executive Officers are "accredited investor." The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

** Purchasers of the Company's securities under the Rule 506 offering were "accredited" or "sophisticated" investors. Purchasers of the Company's securities under the Rule 504 offering were "accredited" investors. All purchasers had access to all material information regarding the Company.

     There have been no other sales of the Company's unregistered securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Plan of Operations.
     -------------------

     In the year ended 2004, the Company's average monthly expenditures ranged from approximately $2,000 to $5,000 per month. For the next twelve months the Company anticipates average monthly expenditures to range from $4,000 to $7,000 per month. The Company's average monthly expenditures can be broken down between executive compensation of $1,600 per month, and general and administrative expenses of $2,500 to $5,500 per month. General and administrative expenses include advertising of the Company's screenplay contest, which is expected to cost $1,500 to $2,500 per month. These expenses include banner advertisements and print advertisements. Other general and administrative expenses include the Company's website maintenance expenses ranging between $100 to $300 per month. Professional expenses, which are related to the Company's public status including accounting and legal, are the remainder of the expected general and administrative expenses. These expenses are expected to range between $750 to $2,750 per month.

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

     The Company anticipated receiving approximately 600 submissions, generating approximately $18,000 of fees, from its 1st Annual Screenplay Shootout! However, the total number of submissions actually received was 379, generating approximately $12,500 in entry fee revenue, creating a shortfall in revenue for the Company. This shortfall in revenue will require the Company to raise additional funds in order to continue with its immediate planned operations of sponsoring additional screenplay contests. The Company's management will advance the Company monies not to exceed $40,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The loan from the Company's management will provide the Company with enough cash resources for the next 12 months.

     The Company plans to host two additional contests in 2005. The first contest in 2005 will begin in the second quarter, and the third will commence in the fourth quarter of 2005. The Company plans to host these contests in association or partnership with a production or management company, but currently the Company has not established any agreements with either a production or management company. There can be no assurance that the Company will be able to find a management or production company to co-host, partner or associate with the Company's future contests. The Company plans to use its existing websites, www.hangmanproductions.com and www.screenwriterscontest.net, to market these future contests. The Company does not anticipate allocating more than $1,000 to update these sites for future contests.

     As previously mentioned, over the next twelve months the Company's management will advance the Company monies not to exceed $40,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. The loan from the Company's management will provide the Company with enough cash resources to meet its presently anticipated working capital and capital expenditure requirements for the next 12 months. Beyond the next 12 months the Company's future liquidity and capital requirements will depend upon the success of its proposed business and the ability of the Company to generate profits from these operations. If the Company's operations are not able to generate sufficient income and additional monies are needed beyond the next twelve months, it will be up to the Company's management to raise additional monies. As previously mentioned, these funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

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

     RESULTS OF OPERATIONS

     The Company's operations during the year ended December 31, 2004, resulted in $12,759 in revenue. General and administrative expenses were $34,811, resulting in an operating loss of ($22,052), and a net loss of ($22,147) after accounting for franchise taxes of $100 and interest income of $5.

     LIQUIDITY

     As of December 31, 2004, the Company had total current assets of $12,721 and total liabilities of $23,210. As of December 31, 2004, the Company's total future obligations were $23,210. These obligations are expected to increase by $1,600 per month due to acrrued salaries payable owed to the Company's executive officers.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $12,721, as of December 31, 2004, the Company has adequate resources for prize money and for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures, including executive compensation, to range between $4,000 and $7,000 per month. Management also anticipates hosting two additional contests in 2005. The Company is unable to accurately project the amount of revenue these contests will generate, however management's estimates that it will receive between 300 and 600 submissions per each of the next two contests. Management's estimates are based on the results of the Company's first screenplay contest. Management believes that it will be able to attract more contestants in these subsequent contests by creating more awareness directly within the screenwriter community. The Company anticipates spending more on marketing, and belives that it can better direct its marketing campaigns directly to the screenwriter community by advertising on screenwriter specific websites and attending screenwriter forums and conventions. Furthermore, with the Company's first contest completed the Company has begun to build a brand for its screenplay contest, the Screenplay ShootOut!, which will help as the Company continues to expand its presence within the screenwriting community. The Company's management has agreed to advance the Company monies not to exceed $40,000, as loans to the Company, at any point over the next twelve months. These funds will allow the Company sufficient resources to continue operations regardless of the revenue generated from the two additional contest in 2005. As previously disclosed, if the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Managment will continue to seek to exploit opportunties to enhance the value of the Company and its profitability.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended December 31, 2004 and 2003

          Independent Auditors' Report

          Balance Sheets - December 31, 2004

          Statements of Operations for the years ended
          December 31, 2004 and 2003

          Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003

          Statements of Cash Flows for the years ended
          December 31, 2004 and 2003

          Notes to the Financial Statements

                            Hangman productions, inc.
                          [A Development Stage Company]

             Report of Independent Registered Public Accounting Firm
                            and Financial Statements

                                December 31, 2004



                            Hangman productions, inc.
                          [A Development Stage Company]

                                TABLE OF CONTENTS



                                                                       Page

Report of Independent Registered Public Accounting Firm                  1

Balance Sheet - December 31, 2004                                        2

Statements of Operations for the Year Ended December 31, 2004            3

Statement of Stockholders' Equity                                        4

Statements of Cash Flows for the Year Ended December 31, 2004            5

Notes to  Financial Statements                                          6 - 9


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Hangman Productions, Inc.

     We have audited the accompanying balance sheet of Hangman Productions, Inc. [a development stage company] as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hangman Productions, Inc., as of December 31, 2004, and the results of their operations and their cash flows for the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses and is still developing its planned principal operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS
Mantyla McReynolds
Salt Lake City, Utah
January 24, 2005



                            Hangman Productions, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2004


                                     ASSETS


Current Assets:
     Cash                                                                      $             12,721
                                                                                 ------------------
                   Total Current Assets                                                      12,721
                                                                                 ------------------
                       Total Assets                                            $             12,721
                                                                                 ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Current Liabilities:
     Accounts Payable                                                          $              7,410
     Franchise Taxes Payable                                                   $                200
     Salaries Payable                                                                        15,600
                                                                                 ------------------
                Total Current Liabilities                                                    23,210
                                                                                 ------------------
                     Total Liabilities                                                       23,210


Stockholders' Equity:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.01 per share; 740,000 shares issued
   and outstanding - NOTE 4                                                                   7,400
  Additional paid-in capital                                                                 13,600
  Deficit accumulated during the development stage                                          (31,489)
                                                                                 ------------------
                Total Stockholders' Equity                                                  (10,489)
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $             12,721
                                                                                 ==================

                 See accompanying notes to financial statements.


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                             Statement of Operations
    For the Period from Inception [March 10, 2004] through December 31, 2004


                                                                                           Inception
                                                                                            through
                                                                                            December
                                                      2004                2003              31, 2004
                                                  -------------     ----------------     --------------
Revenues                                      $         12,759  $                 0  $          12,759

General & Administrative Expenses                       34,811                1,657             43,598
                                                  -------------     ----------------     --------------

               Operating Loss                          (22,052)              (1,657)           (30,839)

               Interest Income                               5                    -                  5

                                                  -------------     ----------------     --------------
        Net Loss Before Income Taxes                   (22,047)              (1,657)           (30,834)

Provision for Income/Franchise Taxes                       100                  100                655
                                                  -------------     ----------------     --------------

Net Loss                                      $        (22,147) $            (1,757) $         (31,489)
                                                  =============     ================     ==============

Basic and Diluted Loss Per Share              $          (0.03) $             (0.01) $           (0.01)
                                                  =============     ================     ==============

Weighted Average Shares Outstanding                     740,000              720,000
                                                  =============     ================





                 See accompanying notes to financial statements.


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Statement of Stockholders' Deficit
    For the Period from Inception [March 10, 2004] through December 31, 2004


                                                               Additional                            Net
                                  Common          Common         Paid-in        Accumulated     Stockholders'
                                  Shares           Stock         Capital          Deficit          Equity
                                ----------      ----------     -----------     ------------     -------------
Balance, August 16, 1999 (Inception)
                                  $      0         $     0     $         0      $        0        $         0
September 16, 1999, at
$0.01/$0.05/share                  400,000           4,000                                              4,000

Issued stock to shareholders for cash,
December 11, 1999, at $0.05/share   37,500             375           1,500                              1,875

Issued stock to shareholders for cash,
December 20, 1999, at $0.05/share   14,000             140             560                                700

Issued stock to shareholders for cash,
December 27, 1999, at $0.05/share  268,500           2,685          10,740                             13,425

Net loss for the Year Ended
 December 31, 1999                                                                    (411)              (411)
                                ----------      ----------     -----------     ------------     -------------
Balance, December 31, 1999         720,000           7,200          12,800            (411)            19,589
Net loss for the Year Ended December
31, 2000                                                                            (4,478)            (4,478)
Balance, December 31, 2000         720,000           7,200          12,800          (4,889)            15,111
Net loss for the Year Ended December
31, 2001                                                                              (557)              (557)
Balance, December 31, 2001         720,000           7,200          12,800          (5,446)            14,554
Net loss for the Year Ended
December 31, 2002                                                                   (2,139)            (2,139)
Balance, December 31, 2002         720,000           7,200          12,800          (7,585)            12,415
Net loss for the Year Ended December
31, 2003                                                                            (1,757)            (1,757)
Balance, December 31, 2003         720,000           7,200          12,800          (9,342)            10,658

Issued stock to investors for cash,
January 4, 2004 at $0.05/share      20,000             200             800               -              1,000
Net loss for the Year Ended December
31, 2004                                 -               -               -         (22,147)           (22,147)
                                ----------      ----------     -----------     ------------     -------------
Balance, December 31, 2004         740,000           7,400          13,600         (31,489)           (10,489)
                                ==========      ==========     ===========     ============     =============





                 See accompanying notes to financial statements



                            Hangman Productions, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
    For the Period from Inception [March 10, 2004] through December 31, 2004

                                                                                             Inception
                                                                                              through
                                                                                             December
                                                             2004             2003           31, 2004
                                                         ------------     ------------     -------------
Cash Flows from Operating Activities
Net Loss                                            $         (22,047) $       (1,757) $         (31,389)
Adjustments to reconcile net income to net cash provided
by operating activities:
     Increase (Decrease) in current liabilities                22,835             175             23,110
                                                         ------------     ------------     -------------
       Net Cash used in Operating Activities                      788          (1,582)            (8,279)

Cash Flows from Financing Activities
Proceeds from stock issuance                                    1,000                0           (21,000)
                                                         ------------     ------------     -------------
       Net Cash provided by Financing Activities                1,000                0           (21,000)

       Net Increase/(Decrease) in Cash                          1,788           (1,582)           12,721

Beginning Cash Balance                                         10,933           12,515                 0
                                                         ------------     ------------     -------------

Ending Cash Balance                                 $          12,721  $        10,933  $         12,721
                                                         ============     ============     =============

Supplemental Disclosure:
  Interest Paid                                     $               0  $             0  $              0
  Income taxes paid                                                 0              100









                 See accompanying notes to financial statements.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                                December 31, 2004

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (a)    Organization

               Hangman Productions, Inc. (Company) was incorporated under the laws of the State of Utah in August, 1999 as BBC2, Inc. The purpose for which this corporation is organized is to engage in any lawful act or activity for which corporations may be organized under the Utah Revised Business Corporation Act. In
               November of 1999, the Company changed its name to Hangman Productions, Inc., in anticipation of seeking production opportunities in the film industry. The Company is now considered to be in the development stage.

               The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

               (c)    Net Loss Per Common Share

               Loss per common share is based on the weighted-average number of shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [cont]

              (d)     Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $12,721 cash at December 31, 2004.

              (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               (f)    Revenue Recognition

               The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U.
               S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned; as products are delivered or services are provided to the customer. Fees for contests or promotional events are recognized over the event period. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete. The Company had received and earned $12,759 in contest revenues at December 31, 2004.

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [cont]

              (g)     Impairment of Long-Lived Assets

               The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2004.


NOTE 2        LIQUIDITY/GOING CONCERN

               The Company has accumulated losses from inception through December 31, 2004 of $31,489 and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include developing film production opportunities or finding a well-capitalized merger candidate to commence operations. The financial statements do not include any
               adjustments   that  might   result   from  the  outcome  of  this
               uncertainty.


NOTE 3        INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

NOTE 3        INCOME TAXES [continued]

Deferred Tax Asset                                   Balance     Tax     Rate
--------------------------------------------------   -------    -----    ----
 Federal loss carryforward (expires through 2024)    $31,489   $4,723     15%
 State loss carryforward (expires through 2014)      $30,834   $2,726   8.84%
 Valuation allowance                                           (7,449)
                                                                -----
        Deferred tax asset                                     $    0

               The allowance has increased $5,609 from $1,840 as of December 31, 2003. The income/franchise tax payable at December 31, 2004 of $200 is the minimum tax due to the State of Utah for the prior two years.

NOTE 4        COMMON STOCK

               In August of 1999, the Company authorized and subsequently issued 400,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.01 per share for a total of $4,000.

               In September of 1999, the Company offered 320,000 shares of "unregistered" and "restricted" shares of common stock to "accredited" or "sophisticated" investors at $0.05 per share. These shares were issued for cash in December of 1999.

               In January of 2004, the Company offered 20,000 shares of "unregistered" and "restricted" shares of common stock to "accredited" or "sophisticated" investors at $0.05 per share. These shares were issued for cash in February of 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Identification of Directors and Executive Officers.
        ---------------------------------------------------

     The following table sets forth the name of the Company's current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or prior resignation or termination. Their Date of Date of Positions Election or Termination

Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
JAMES P. DOOLIN      DIRECTOR &         AUGUST 1999          *
                     PRESIDENT

SHANE E. THUESON     DIRECTOR &         NOVEMBER 2001        *
                     VICE PRESIDENT

JOHN K. WINCHESTER   DIRECTOR &         JULY 2004            *

          * These persons presently serves in the capacities indicated.

     Business Experience.
     --------------------

     James P. Doolin, President and a director, is 28 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin worked full-time for a boutique investment banking firm, Jenson Services, Inc., from 1998 until entering graduate school in 2001. In 2002, Mr. Doolin graduated with an MBA from Pepperdine University. After graduating from Pepperdine, he worked as an associate at an Investment Banking firm, RSM EquiCo, in Southern California from October 2002 through November 2003.

     Shane E. Thueson, Vice President and a director, is 29 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history. Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002. He is currently working at a music booking agency for alternative rock bands, and has been working for this agency for the past year.

     John K. Winchester, Secretary and director, is 29 years of age. Mr. Winchester graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, communication degree. Mr. Winchester is currently serving as the district merchandising coordinator for Sony Computer Entertainment America, Inc. He has worked with Sony Computer Entertainment America, Inc., since 2000.


     Significant Employees.
     ----------------------

     Other than James P. Doolin, Shane E. Thueson, and John K. Winchester the Company has no employees.

     Family Relationships.
     ---------------------

     None, not applicable;

     Involvement in Certain Legal Proceedings.
     -----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     Each of the Company's directors have filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.     12-31-04*$12,000  0     0      0        0     0     0
Doolin,      12-31-03   0      0     0      0        0     0     0
Director,
President

Shane E.     12-31-04*$6,000   0     0      0        0     0     0
Thueson,     12-31-03   0      0     0      0        0     0     0
Director,
Vice
President

John K.      12-31-04*$1,200   0     0      0        0     0     0
Winchester   12-31-03   0      0     0      0        0     0     0

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2004. However, the Company has accrued $1,600 per month for compensation of the three officers efforts. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2004. However, the Company has accrued $4,800 per quarter for compensation of the three officers efforts, but no cash has been paid. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.


     Compensation of Directors.
     --------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     Employment Contracts and Termination of Employment
     and Change-in-Control Arrangements.
     -----------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Leonard W. Burningham               100,000                     13.5%
1227 East Gilmer Drive
Sale Lake City, UT 84105

James P. Doolin*                     51,250                      6.9%
4904 Royal Lake Ave.
Las Vegas, NV 89131

Michael J. Doolin*                  300,000                     40.5%
5 Pepperwood Drive
Sandy, UT 84092

Sharlene Doolin*                     63,500                      8.6%
5 Pepperwood Drive
Sandy, UT 84092

Quad D LTD Partnership*             100,000                     13.5%
5 Pepperwood Drive
Sandy, UT 84092


TOTAL                               614,750                     83.0%


* Michael and Sharlene Doolin are husband and wife. James Doolin is the son of Michael and Sharlene Doolin.

** Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin*                     51,250                      6.9%
4904 Royal Lake Ave.
Las Vegas, NV 89131

Shane E. Thueson                          0                        0%
10972 Cindy Circle
Sandy, UT 84092

John K. Winchester                    1,250                      0.1%
762 East Gable Street
Midvale, UT 84047

TOTAL OFFICERS & DIRECTORS           51,250                      7.0%


     Changes in Control.
     -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     Transactions with Management and Others.
     ----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.


Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

     Reports on Form 8-K.
     --------------------

     None; not applicable

Item 14. Controls and Procedures
         -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANGMAN PRODUCTIONS, INC.



Date:02/15/05                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HANGMAN PRODUCTIONS, INC.



Date:02/15/05                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:02/15/05                          /S/Shane Thueson
                                       Shane Thueson
                                       Vice President and Director

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Doolin, Chief Executive Officer of Hangman Productions, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-KSB of Hangman Productions, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:02/15/05                                 /S/ James Doolin
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Hangman Productions, Inc.,(the "Registrant") on Form 10-KSB for the year ending December 31, 2004, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated:02/15/05                                 /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer