Form 10QSB
period 2005-03-31
Hangman Productions, Inc.
filed 2005-05-16
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

                                   May 9, 2005

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                              As of March 31, 2005
                              and December 31, 2004

                                                       03/31/05      12/31/04
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    3,071  $   12,721
                                                      -----------    --------
         Total Assets                                 $    3,071  $   12,721
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    7,410  $    7,410
      Franchise Taxes Payable                                200         200
      Salaries Payable                                    20,400      15,600
                                                      -----------    --------
         Total Current Liabilities                        28,010      23,210

                                                      -----------    --------
         Total Liabilities                            $   28,010   $  23,210
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         740,000 and 740,000 shares issued
         and outstanding, respectively
                                                           7,400       7,,00
      Paid-in Capital                                     13,600      13,600
      Deficit accumulated during the development stage   (45,939)    (31,489)
                                                      -----------    --------
         Total Stockholders' Equity                      (24,939)    (10,489)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $    3,071  $   12,721
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended March 31, 2004 and March 31, 2005
            and for the period from inception through March 31, 2005
                                                                       For the
                                                                     Period from
                                         For the       For the        Inception
                                       Three Months  Three Months     [8/11/99]
                                          Ended         Ended          through
                                         3/31/04       3/31/05         3/31/05
                                        ---------     ---------      -----------


Revenues                                 $     0       $      0      $   12,759
Cost of Sales                            $     0       $      0               0
                                         --------      ---------     -----------
  Gross Margin                                 0              0          12,759

General and Administrative Expenses           36         14,450          58,048
                                         --------      ---------     -----------
Operating Loss                               (36)       (14,450)        (45,289)
Interest Income                                0              0               5
                                         --------      ---------     -----------
Net Loss Before Income Taxes                 (36)       (14,450)        (45,284)

Provision for Income Taxes                     0              0             655
                                         --------      ---------     -----------
Net Loss                                     (36)       (14,450)        (45,939)
                                         ========      =========     ===========

Loss Per Share                           $  (.01)      $   (.02)    $      (.06)
                                         ========      =========     ===========

Weighted Average Shares Outstanding      740,000        740,000
                                         ========      =========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended March 31, 2004 and March 31, 2005
            and for the period from inception through March 31, 2005


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Three Months  Three Months    [8/11/99]
                                                             Ended         Ended         through
                                                            3/31/04       3/31/05        3/31/05
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                         (36)      (14,450)       (45,939)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in current liabilities                     0         4,800         28,010
                                                           ---------     ---------       --------
       Net Cash Provided by/(Used for) in Operating  Activities  (36)       (9,650)       (17,929)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0
                                                           ---------     ---------       --------
              Net Cash Used by Investing Activities                0             0              0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0         21,000
    Loan to a  shareholder                                    (8,000)            0        (18,500)
    Proceeds from repayment from shareholder                   8,000             0         18,500
                                                           ---------     ---------       --------
              Net Cash Provided by Financing Activities            0             0         21,000

                Net Increase(decrease) in Cash                   (36)       (9,650)         3,071

Beginning Cash Balance                                        10,972        12,721              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $    10,936         3,071     $    3,071
                                                           =========     =========       ========

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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (14,450) for the three months ended March 31, 2005. At March 31, 2005, the Company had total current assets of $3,071 and total liabilities of $28,010. These obligations are expected to increase by $1,600 per month due to accrued salaries payable owed to the Company's executive officers. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $3,071, as of March 31, 2005, it has sufficient funds to pay the award monies for the first contest and continue it's plan of sponsoring additional contests in 2005.

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

     The Company plans to host two contests in 2005. The first contest in 2005 will begin in the second quarter, and the third will commence in the fourth quarter of 2005. The Company plans to host these contests in association or partnership with a production or management company, but currently the Company has not established any agreements with a production or management company. There can be no assurance that the Company will be able to find a management or production company to co-host, partner or associate with the Company's future contests. The Company plans to use its existing websites,
www.hangmanproductions.com,            www.screenplayshootout.com            and
www.screenwriterscontest.net, to market the Company's future contests. The Company does not anticipate allocating more than $2,500 to update these sites for future contests.

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

     RESULTS OF OPERATIONS

     The Company's operations during the quarterly period ended March 31, 2005, resulted in $0 revenue and general and administrative expenses of $14,450, resulting in an operating loss of that amount, and a net loss of ($14,450).


     LIQUIDITY

     At March 31, 2005, the Company had total current assets of $3,071 and total liabilities of $20,400. These obligations are expected to increase by $1,600 per month due to acrrued salaries payable owed to the Company's executive officers.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 5/9/05                /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  5/9/05                   /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date: 5/9/05              /S/JAMES DOOLIN
                            James Doolin, President and Director