Form 10QSB
period 2005-06-30
Hangman Productions, Inc.
filed 2005-08-12
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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

                                 August 2, 2005

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                              As of June 30, 2005
                              and December 31, 2004

                                                       06/30/05      12/31/04
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $      483  $   12,721
                                                      -----------    --------
         Total Assets                                 $      483  $   12,721
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    4,880  $    7,410
      Franchise Taxes Payable                                200         200
      Salaries Payable                                    25,200      15,600
                                                      -----------    --------
         Total Current Liabilities                        30,280      23,210

                                                      -----------    --------
         Total Liabilities                            $   30,280   $  23,210
                                                      -----------    --------

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         740,000 and 740,000 shares issued
         and outstanding, respectively
                                                           7,400       7,400
      Paid-in Capital                                     13,600      13,600
      Deficit accumulated during the development stage   (50,797)    (31,489)
                                                      -----------    --------
         Total Stockholders' Equity                      (29,797)    (10,489)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $      483  $   12,721
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
    For the Three and Six Month Periods Ended June 30, 2005 and June 30, 2004
             and for the period from inception through June 30, 2005
                                                                                                      For the
                                                                                                    Period from
                                         For the       For the        For the       For the          Inception
                                       Three Months   Six Months   Three Months   Six Months        [8/11/99]
                                          Ended         Ended         Ended         Ended            through
                                         6/30/05       6/30/05       6/30/04       6/30/04           6/30/05
                                        ---------     ---------    -----------    ----------       -----------


Revenues                                 $     0       $      0      $      0        $     0       $    12,759
Cost of Sales                            $     0       $      0      $      0        $     0                 0
                                         --------      ---------     ---------       --------      -----------
  Gross Margin                                 0              0             0              0            12,759

General and Administrative Expenses        4,858         19,308         8,781          9,963            62,906
                                         --------      ---------     ---------       --------      -----------
Net Loss from Operations                  (4,858)       (19,308)       (8,781)        (9,963)          (50,147)
                                         --------      ---------     ---------       --------      -----------


Interest Expense/(Income)                $     0       $      0      $     12        $    12       $        (5)
                                         --------      ---------     ---------       --------      -----------



       Net Loss Before Income Taxes       (4,858)       (19,308)       (8,793)        (9,975)          (50,142)

Provision for Income Taxes                     0              0             0              0               655
                                         --------      ---------     ---------       --------      -----------
Net Loss                                  (4,858)       (19,308)       (8,793)        (9,975)          (50,797)
                                         ========      =========     =========       ========      ===========

Loss Per Share                           $  (.01)      $   (.03)     $   (.01)       $  (.01)      $      (.07)
                                         ========      =========     =========       ========      ===========

Weighted Average Shares Outstanding      740,000        740,000       740,000        736,667           704,556
                                         ========      =========     =========       ========      ===========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
    For the Three and Six Month Periods Ended June 30, 2005 and June 30, 2004
             and for the period from inception through June 30, 2005


                                                                                                                      For the
                                                                                                                    Period from
                                                            For the       For the        For the       For the        Inception
                                                          Three Months   Six Months   Three Months   Six Months      [8/11/99]
                                                             Ended         Ended         Ended         Ended          through
                                                            6/30/05       6/30/05       6/30/04       6/30/04         6/30/05
                                                           ---------     ---------    -----------    ----------     -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                      (4,858)      (19,308)        (8,793)       (9,975)      (50,797)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                               0             0              0             0             0
    Increase/(Decrease) in income taxes payable                    0             0              0             0             0
    Increase/(Decrease) in salaries payable                    4,800         9,600          2,800         2,800        32,810
    Increase/(Decrease) in sales tax payable                       0             0              0             0             0
    Increase/(Decrease) in accrued liabilities                (2,530)       (2,530)             0             0        (2,530)
    increase/(Decrease) in accounts payable                        0             0              0             0             0
    Increase/(Decrease) in interest payable                        0             0             12            12             0
                                                           ---------     ---------    -----------    ----------       --------
     Net Cash Provided by/(Used for) in Operating  Activities (2,588)      (12,238)        (5,981)       (7,163)      (20,517)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0             0             0
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Used by Investing Activities                0             0              0             0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0              0         1,000        21,000
    Loan to a  shareholder                                         0             0              0             0       (18,500)
    Proceeds from repayment from shareholder                       0             0              0             0        18,500
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Provided by Financing Activities            0             0              0         1,000        21,000

                Net Increase(decrease) in Cash                (2,588)      (12,238)        (5,981)       (6,163)          483

Beginning Cash Balance                                         3,071        12,721         10,751        10,933             0
                                                           ---------     ---------    -----------    ----------       --------

Ending Cash Balance                                      $       483           483          4,770         4,770    $      483
                                                           =========     =========    ===========    ==========       ========
                                       5

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Hangman Productions, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report. In the opinion of management these interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (4,858) for the three months ended June, 2005. At June 30, 2005, the Company had total current assets of $483 and total liabilities of $30,280. These obligations are expected to increase by $1,600 per month due to accrued salaries payable owed to the Company's executive officers. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $483, as of June 30, 2005, it has sufficient funds to continue it's plan of sponsoring screenplay contests.

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

     The Company has revised its plan to host two contests in 2005. The Company has determined it advantageous to host just one contest in 2005, this contest will run from July 1, 2005 to the end of the year. The Company will use its existing websites, www.hangmanproductions.com, www.screenplayshootout.com and www.screenwriterscontest.net, to market the Company's contest. The Company does not anticipate allocating more than $2,500 to update these sites for future contests.

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

     RESULTS OF OPERATIONS

     The Company's operations during the quarterly period ended June 30, 2005, resulted in $0 revenue and general and administrative expenses of $4,858, resulting in an operating loss and a net loss of ($4,858).


     LIQUIDITY

     At June 30, 2005, the Company had total current assets of $483 and total liabilities of $30,280. These obligations are expected to increase by $1,600 per month due to acrrued salaries payable owed to the Company's executive officers.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 8/12/05                /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  8/12/05                   /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date: 8/12/05                /S/JAMES DOOLIN
                            James Doolin, President and Director