Form 10QSB
period 2005-09-30
Hangman Productions, Inc.
filed 2005-11-02
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

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

                                November 3, 2005

                                     740,000

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                            As of September 30, 2005
                              and December 31, 2004

                                                       09/30/05      12/31/04
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    1,474  $   12,721
                                                      -----------    --------
         Total Assets                                 $    1,474  $   12,721
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    1,503 $     7,410
      Unearned Revenue                                       463           0
      Salaries Payable                                    30,000      15,600
      Franchise Tax Payable                                  200         200
      Loan from Shareholder                                2,000           0
                                                      -----------    --------
         Total Current Liabilities                        34,166      23,210

                                                      -----------    --------
         Total Liabilities                            $   34,166   $  23,210
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.01 par value;
         50,000,000 shares authorized;
         740,000 and 720,000 shares issued
         and outstanding, respectively
                                                           7,400       7,200
      Paid-in Capital                                     13,600      13,600
      Deficit accumulated during the development stage   (53,692)    (31,489)
                                                      -----------    --------
         Total Stockholders' Equity                      (32,692)    (10,489)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $    1,474  $   12,721
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
 For the Three and Nine Month Periods Ended September 30, 2004 and September 30, 2005
          and for the period from inception through September 30, 2005
                                                                                                      For the
                                                                                                    Period from
                                         For the       For the        For the       For the          Inception
                                       Three Months  Nine Months   Three Months   Nine Months        [8/11/99]
                                          Ended         Ended         Ended         Ended            through
                                         9/30/04       9/30/04       9/30/05       9/30/05           9/30/05
                                        ---------     ---------    -----------    ----------       -----------


Revenues                                 $     0       $      0      $      0        $     0       $    12,759
Cost of Sales                            $     0       $      0      $      0        $     0                 0
                                         --------      ---------     ---------       --------      -----------
  Gross Margin                                 0              0             0              0            12,759

General and Administrative Expenses       10,141         20,104         2,895         22,203            65,801
                                         --------      ---------     ---------       --------      -----------
Net Loss from Operations                 (10,141)       (20,104)       (2,895)       (22,203)          (53,042)
                                         --------      ---------     ---------       --------      -----------


Interest Income/(Expense)                 $  (150)      $   (162)     $      0        $     0       $        5
                                         --------      ---------     ---------       --------      -----------



       Net Loss Before Income Taxes      (10,291)       (20,266)       (2,895)       (22,203)          (53,037)

Provision for Income Taxes                     0              0             0              0               655
                                         --------      ---------     ---------       --------      -----------
Net Loss                                 (10,291)       (20,266)       (2,895)       (22,203)          (53,692)
                                         ========      =========     =========       ========      ===========

Loss Per Share                           $  (.01)      $   (.03)     $   (.01)       $  (.03)      $      (.08)
                                         ========      =========     =========       ========      ===========

Weighted Average Shares Outstanding      740,000        738,889       740,000        740,000           711,277
                                         ========      =========     =========       ========      ===========






                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
 For the Three and Nine Month Periods Ended September 30, 2004 and September 30, 2005
          and for the period from inception through September 30, 2005


                                                                                                                      For the
                                                                                                                    Period from
                                                            For the       For the        For the       For the        Inception
                                                          Three Months   Nine Months   Three Months   Nine Months      [8/11/99]
                                                             Ended         Ended         Ended         Ended          through
                                                            9/30/04       9/30/04       9/30/05       9/30/05         9/30/05
                                                           ---------     ---------    -----------    ----------     -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (10,291)      (20,266)        (2,895)      (22,203)      (53,692)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in taxes payable                           0             0              0             0             0
    Increase/(Decrease) in salaries payable                   10,800        10,800          4,800        14,400        30,000
    Increase/(Decrease) in sales tax payable                       0             0              0             0             0
    Increase/(Decrease) in unearned revenue                    2,530         2,530            463           463           463
    Increase/(Decrease) in accounts payable                   (3,087)         (275)        (3,377)       (5,907)        1,503
    increase/(Decrease) in income taxes payable                    0             0              0             0           200
                                                           ---------     ---------    -----------    ----------       --------
       Net Cash Provided by/(Used for) in Operating  Activities  (48)       (7,211)        (1,009)      (13,247)      (21,526)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0             0             0
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Used by Investing Activities                0             0              0             0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0         1,000              0             0        21,000
    Loan to a  shareholder                                         0             0          2,000         2,000         2,000
    Proceeds from repayment from shareholder                       0             0              0             0             0
                                                           ---------     ---------    -----------    ----------       --------
              Net Cash Provided by Financing Activities            0         1,000          2,000         2,000        23,000

                Net Increase(decrease) in Cash                   (48)       (6,211)           991       (11,247)        1,474

Beginning Cash Balance                                         4,770        10,933            483        12,721             0
                                                           ---------     ---------    -----------    ----------       --------

Ending Cash Balance                                      $     4,722         4,722          1,474         1,474    $    1,474
                                                           =========     =========    ===========    ==========       ========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying interim financial statements of Hangman Productions, Inc. have been prepared without audit, pursuant to rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management these interim financial statements contain all adjustments necessary for a fair presentation of results or the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (2,895) for the three months ended September 30, 2005. At September 30, 2005, the Company had total current assets of $1,474 and total liabilities of $34,116. These obligations are expected to increase by $1,600 per month due to accrued salaries payable owed to the Company's executive officers. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. The Company's management will advance the Company monies not to exceed $40,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The loan from the Company's management will provide the Company with enough cash resources for the next 12 months. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $1,474, as of September 30, 2005, it has sufficient funds to continue with its current business plan.

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

          A shareholder loaned the Company $2,000 for the period ending September 30, 2005.

NOTE 4- UNEARNED REVENUE

          The Company had unearned revenues of $463 for the period ending September 30, 2005. This amount consists of entry fees for contests that have not been performed.

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

     The Company has revised its plan to host two contests in 2005. The Company has determined it advantageous to host just one contest in 2005, this contest will run from July 1, 2005 to the end of the year. Through September 30, 2005, the Company has collected approximately $463 of entry fee, which the Company categories as unearned revenue. The unearned revenue is recognized as earned revenue at the completion of the contest. The Company will use its existing websites, www.hangmanproductions.com, www.screenplayshootout.com and www.screenwriterscontest.net, to market the Company's contest. The Company does not anticipate allocating more than $2,500 to update these sites for future contests.

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

     RESULTS OF OPERATIONS

     The Company's operations during the quarterly period ended September 30, 2005, resulted in $463 in unearned revenue and general and administrative expenses of $2,895, resulting in an operating loss and a net loss of ($2,895).


     LIQUIDITY

     At September 30, 2005, the Company had total current assets of $1,474 and total liabilities of $34,166. These obligations are expected to increase by $1,600 per month due to accrued salaries payable owed to the Company's executive officers.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Managment will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 11/02/05              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  11/02/05                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date: 11/02/05              /S/JAMES DOOLIN
                            James Doolin, President and Director