Form 10KSB
period 2005-12-31
Hangman Productions, Inc.
filed 2006-02-22
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2005
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

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2005
- $0


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 14, 2006 - $43,838. There are approximately 125,250 shares of common voting stock of the Company not held by affiliates. These computations are based upon the bid price for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on February 14, 2006.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 31, 2006

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

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2005, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations.

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

     The Company advertises its Screenplay ShootOut! through several sources. The Company created a marketing website, www.screenwriterscontest.net and www.screenplayshootout.com, to target word searches on internet search engines. The Company also places banner advertisements at a variety of film and screenwriting websites.

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

     The Company's ability to obtain content is driven by the Company's ability to attract new and undiscovered talent. The Company is using its contest-based platform to develop relationships with the writer community and develop marketable content. The Company sponsored contests face numerous competitors. Many of the competitors have similar web-based contests that offer cash prizes and are affiliated with larger, well-known production companies. The Company's first screenplay contest was targeted for a broad audience. The contest is open to all genres and has minimal requirements. The entry fee is priced within the median range of other contests. The cash prizes are also within the median range of other contests. Hangman believes that its success relies on the Company's ability to build brand awareness within the writer community and establish a strong network with a variety of management and productions companies.

     DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     Currently the Company's financial success relies solely on its contest entrants. These customers, the contest entrants, are the Company's only source of revenue. The Company's strategy is to attract high-quality and marketable content and distribute the content to management and production companies;
however, the Company does not currently have a relationship with any entertainment production or management companies. If the Company enters into partnerships or any other relationships with production and management companies, these customers will be necessary for the Company to generate brokering fees and commissions on the distribution side of the Company's business.


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

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2005, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

     No assurance can be given that any market for the Company's common stock will be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. The following table discloses the date that the Company's issued shares of common stock are available for resale:

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2005, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is HGMP. The Company shares have been quoted on the OTC Bulletin Board since October 19, 2005. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

OCT 19, 2005           .35     .35             2,000     0
THRU
DEC 31, 2005

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 63.

     Dividends.
     ----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Plan of Operations.
     -------------------

     In the year ended 2005, the Company's average monthly expenditures ranged from approximately $2,000 to $2,500 per month. For the next twelve months the Company anticipates average monthly expenditures to range from $2,000 to $2,500 per month. The Company's average monthly expenditures can be broken down between executive compensation of $1,600 per month, and general and administrative expenses of $200 to $400 per month. General and administrative expenses include advertising of the Company's screenplay contest, which is expected to cost $100 to $200 per month. These expenses include banner advertisements and print advertisements. Other general and administrative expenses include the Company's website maintenance expenses ranging between $100 to $200 per month. Professional expenses, which are related to the Company's public status including accounting and legal, are the remainder of the expected general and administrative expenses. These expenses are expected to range between $200 to $500 per month.

     The Company incurs a compensation expense of $1,600 per month for the Executive Officers. This expense is recorded as an accrued liability. This liability will be paid either when the Company's cash position warrants, or if the Company is unable to pay the accrued liability by the end of the Company's fiscal year-end 2007, the Company will issue common stock for satisfaction of the debt. Stock issued will be issued at the price-per-share of the Company's most recent offering price, which was $.05 per share.

     The Company anticipated receiving approximately 300 submissions, generating approximately $15,000 of fees, from its 2nd Annual Screenplay Shootout! However, the total number of submissions actually received was 65, generating approximately $3,250 in entry fee revenue, creating a shortfall in revenue for the Company. This shortfall in revenue will require the Company to raise additional funds in order to continue with its immediate planned operations of sponsoring additional screenplay contests. The Company's management will advance the Company monies not to exceed $40,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The loan from the Company's management will provide the Company with enough cash resources for the next 12 months.

     The Company plans to host an additional contest in 2006. The contest will begin on or around June 1, 2006 and will end on or around December 31, 2006. The Company will try to establish a partner with either a production or management company to help advertise and promote the upcoming contest, but currently the Company has not established any agreements with either a production or management company. There can be no assurance that the Company will be able to find a management or production company to co-host, partner or associate with the Company's upcoming contest. The Company plans to use its existing websites, www.hangmanproductions.com, www.screenplayshootout.com and www.screenwriterscontest.net, to market its future contest. The Company does not anticipate allocating more than $1,000 to update these sites for future contests.

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

     RESULTS OF OPERATIONS

     The Company's operations during the year ended December 31, 2005, resulted in $3,250 in unearned revenue and $0 in earned revenue. General and administrative expenses were $28,249, resulting in an operating loss of ($28,249), and a net loss of ($28,508) after accounting for franchise taxes of $100 and net interest expenses of $169.

     LIQUIDITY

     As of December 31, 2005, the Company had total current assets of $3,194 and total liabilities of $42,191. As of December 31, 2005, the Company's total future obligations were $38,941. These obligations are expected to increase by $1,600 per month due to acrrued salaries payable owed to the Company's executive officers.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $3,194, as of December 31, 2005, the Company has adequate resources for prize money and for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures, including executive compensation, to range between $2,000 and $2,500 per month. Management also anticipates hosting an additional contest in 2006. The Company is unable to accurately project the amount of revenue this contest will generate, however management's estimates that it will receive between 100 and 400 submissions next contest. Management's estimates are based on the results of the Company's first two screenplay contest. Management believes that it will be able to attract more contestants in subsequent contests by creating more awareness directly within the screenwriter community. The Company anticipates spending more on marketing, and belives that it can better direct its marketing campaigns directly to the screenwriter community by advertising on screenwriter specific websites and attending screenwriter forums and conventions. Furthermore, with the Company's first two contest completed the Company has begun to build a brand for its screenplay contest, the Screenplay ShootOut!, which will help as the Company continues to expand its presence within the screenwriting community. The Company's management has agreed to advance the Company monies not to exceed $40,000, as loans to the Company, at any point over the next twelve months. These funds will allow the Company sufficient resources to continue operations regardless of the revenue generated from the upcoming contest in 2006. As previously discussed, if the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Managment will continue to seek to exploit opportunties to enhance the value of the Company and its profitability.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended December 31, 2005 and 2004

          Independent Auditors' Report

          Balance Sheets - December 31, 2005

          Statements of Operations for the years ended
          December 31, 2005 and 2004

          Statements of Stockholders' Equity for the years ended December 31, 2005 and 2004

          Statements of Cash Flows for the years ended
          December 31, 2005 and 2004

          Notes to the Financial Statements

                            Hangman Productions, Inc.
                          [A Development Stage Company]

             Report of Independent Registered Public Accounting Firm
                            and Financial Statements

                                December 31, 2005


                            Hangman Productions, Inc.
                          [A Development Stage Company]

                                TABLE OF CONTENTS



                                                                                Page

Report of Independent Registered Public Accounting Firm                           26

Balance Sheet - December 31, 2005                                                 27

Statements of Operations for the Years Ended December 31, 2005 and 2004           28
and for the period from inception [August 11, 1999] through December 31,
2005.

Statement of Stockholders' Deficit for the period from inception [August          29
11, 1999] through December 31, 2005.

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004           30
and for the period from inception [August 11, 1999] through December 31,
2005.

Notes to  Financial Statements                                                31 - 36


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Hangman Productions, Inc.

     We have audited the accompanying balance sheet of Hangman Productions, Inc. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception [August 11, 1999] through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hangman Productions, Inc. (a development stage company) as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from inception [August 11, 1999] through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/S/MANTYLA MCREYNOLDS
Mantyla McReynolds
Salt Lake City, Utah
January 17, 2006



                            Hangman Productions, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2005

                                     Assets

Current Assets
    Cash and cash equivalents                                     $ 3,194
                                                            --------------
Total Current Assets                                                3,194
                                                            --------------

Total Assets                                                      $ 3,194
                                                            ==============


                      Liabilities and Stockholders' Deficit

Liabilities

Current Liabilities
    Accounts Payable                                                1,503
    Franchise Taxes Payable                                           429
    Unearned Revenue                                                3,250
    Salaries Payable                                               34,800
    Loan from Shareholder                                           2,209
                                                            --------------
Total Current Liabilites                                           42,191
                                                            --------------
Total Liabilities                                                  42,191

Stockholders' Deficit

    Capital Stock -- 50,000,000 shares authorized having a
    par value of $.01 per share; 740,000 shares issued
    and outstanding - Note 4                                      $ 7,400

    Additional paid-in capital                                     13,600
    Deficit accumulated during the development stage              (59,997)
                                                            --------------

Total Stockholders' Deficit                                       (38,997)
                                                            --------------

Total Liabilities and Stockholders' Deficit                       $ 3,194
                                                            ==============

                 See accompanying notes to financial statements



                            Hangman Productions, Inc.
                          [A Development Stage Company]
                             Statement of Operations
           For the years ended December 31, 2005 and 2004 and for the period from Inception [August 11, 1999] through December 31, 2005

                                                                             Inception
                                                                              through
                                                                             December
                                                2005            2004         31, 2005
                                            -------------   -------------  --------------
Revenues                                               -          12,759          12,759
General and administration expenses             $ 28,249        $ 34,811        $ 71,847
                                            -------------   -------------  --------------
Operating Loss                                   (28,249)        (22,052)        (59,088)

Interest Income                                       10                5            15
Interest Expense                                    (169)              -            (169)
                                            -------------   -------------  --------------

Net Loss Before Income Taxes                     (28,408)        (22,047)        (59,242)
Provision for Income/Franchise Taxes                 100             100             755
                                            -------------   -------------  --------------

Net Loss                                       $ (28,508)      $ (22,147)      $ (59,997)
                                            =============   =============  ==============


Basic and Diluted Loss Per Share                 $ (0.04)        $ (0.03)        $ (0.08)
                                            =============   =============  ==============
Weighted Average Shares Outstanding              740,000         740,000         715,355



                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Statement of Stockholders' Deficit
    For the Period from Inception [August 11, 1999] through December 31, 2005

                                                                Additional                  Net
                                        Common       Common      Paid-in   Accumulated  Stockholders
                                        Shares        Stock       Capital     Deficit      Equity

Balance, August 11, 1999 (Inception)          -     $     -     $      -   $        -    $     -

Issued stock to Officers for cash,
September 16, 1999, at $0.01/share      400,000       4,000            -            -      4,000

Issued stock to shareholders for cash,
December 11, 1999, at $0.05/share        37,500         375        1,500            -      1,875

Issued stock to shareholders for cash,
December 20, 1999, at $0.05/share        14,000         140          560            -        700

Issued stock to shareholders for cash,
December 27, 1999, at $0.05/share       268,500       2,685       10,740            -     13,425

Net loss for the Year Ended December 31,
1999                                          -           -            -         (411)      (411)
                                     ------------ ------------ -------------- --------- ---------

Balance, December 31, 1999              720,000       7,200       12,800         (411)    19,589

Net loss for the year Ended December 31,
2000                                          -           -            -        (4,478)   (4,478)
                                     ------------ ------------ ------------------------ ---------
Balance, December 31, 2000               720,000      7,200       12,800        (4,889)   15,111

Net loss for the year Ended December 31,
2001                                          -           -            -          (557)     (557)
                                     ------------ ------------ ------------------------ ---------
Balance, December 31, 2001               720,000      7,200       12,800        (5,446)   14,554

Net loss for the year Ended December 31,
2002                                          -           -            -        (2,139)   (2,139)
                                     ------------ ------------ ------------------------ ---------
Balance, December 31, 2002              720,000        7,200       12,800       (7,585)   12,415

Net loss for the year Ended December 31,
2003                                          -           -            -        (1,757)   (1,757)
                                     ------------ ------------ ------------------------ ---------
Balance, December 31, 2003              720,000        7,200       12,800       (9,342)   10,658

Issued stock to investors for cash,
January 4, 2004, at $0.05/share          20,000          200          800            -     1,000

Net loss for the year Ended December 31,
2004                                          -            -            -       (22,147) (22,147)
                                     ------------ ------------ ------------------------ ---------
Balance, December 31, 2004              740,000        7,400       13,600       (31,489) (10,489)

Net loss for the year Ended December 31,
2005                                          -            -            -       (28,508) (28,508)
                                     ------------ ------------ ------------------------ ---------

Balance, December 31, 2005              740,000      $ 7,400     $ 13,600     $ (59,997)$(38,997)
                                     ============ ============ ======================== =========





                            Hangman Productions, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
           For the years ended December 31, 2005 and 2004 and for the period from Inception [August 11, 1999] through December 31, 2005


                                                                                          Inception
                                                                                            through
                                                                                           December
 Cash Flows From Operating Activities                            2005          2004         31, 2005
                                                           ------------- -------------  -------------
     Net Income (Loss)                                         $(28,508)      (22,147)       (59,997)
     Adjustments to reconcile net loss to net cash
     from operating activities:
       Increase/(decrease) in accounts payable                   (5,907)        7,235          1,503
       Increase/(decrease) in taxes payable                         229           100            429
       Increase/(decrease) in unearned income                     3,250             -          3,250
       Increase/(decrease) in salaries payable                   19,200        15,600         34,800
       Increase/(decrease) in shareholder loans                   2,209             -          2,209
                                                           ------------- -------------  -------------
 Net Cash From Operating Activities                              (9,527)          788        (17,806)
 Cash Flows From Financing Activities
     Proceeds from stock issuance                                     -         1,000         21,000
                                                           ------------- -------------  -------------
 Net Cash From Financing Activities                                   -         1,000         21,000
 Net Increase in Cash                                            (9,527)        1,788          3,194
 Beginning Cash Balance                                          12,721        10,933              -
                                                           -------------
                                                           ------------- -------------  -------------
 Ending Cash Balance                                            $ 3,194       $12,721        $ 3,194
                                                           ============= =============  =============

 Supplemental Disclosures
     Interest paid                                                  $ -           $ -            $ -
     Income taxes paid                                              $ -           $ -          $ 455


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                                December 31, 2005

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

               The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b) Income Taxes

               The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [cont]

              (d)     Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $3,194 cash at December 31, 2005.

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

               (f)    Revenue Recognition

               The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U.
               S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned once a contest is complete and a winner has been determined. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

               (g) Advertising

               Advertising Costs are expensed as incurred. The total advertising expense for the year ended December 31, 2005 was $2,045.


               (h)    Impact of New Accounting Standards

               In November 2004, FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [cont]
               the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

               In December 2004, the FASB issued SFAS 123 (R), "Share-Based Payment." SFAS 123 (R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005. For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005. Management does not expect adoption of SFAS 123 (R) to have a material impact on the Company's financial statements.

               In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [cont]
               result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

               In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 154 to have a material impact on the Company's financial statements.

NOTE 2        LIQUIDITY/GOING CONCERN

               The Company has accumulated losses from inception through December 31, 2005 of $59,997 and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include developing film production opportunities or finding a well-capitalized merger candidate to commence operations. The financial statements do not include any
               adjustments   that  might   result   from  the  outcome  of  this
               uncertainty.

NOTE 3        INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year. The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased to $11,872 as of December 31, 2005. Loss carry forward amounts expire at various times through 2025. Deferred tax assets recognized for net operation loss carry forwards total $0, net of a valuation allowance of $11,872, as detailed below.

         Deferred Tax Asset                                Balance   Tax   Rate
         --------------------------------------            -------   ---   ----
         Federal loss carryforward (expires through 2025)   59,482  8,923  15%
         State loss carryforward (expires through 2015)     58,982  2,949   5%
                                                                     ---
         Gross deferred tax asset                                  11,872
         Valuation allowance                                      (11,872)
                                                                     ---
               Net deferred tax asset                              $   -
                                                                     ===

               The allowance has increased $5,673 from $6,199 as of December 31, 2004. The income/franchise tax payable at December 31, 2005 of $429 is the minimum tax due to the State of Utah for the prior three years.

               A  reconciliation  between  income taxes at  statutory  tax rates
               (20%)  and  the  actual  income  tax  provision  for   continuing
               operations as of December 31, 2005 follows:

         Expected provision (based on statutory rate)              (5,682)
         Effect of:
               Franchise tax deduction                                (15)
               Non-deductible expenses                                 24
               Increase/(decrease) in valution allowance            5,673
               State minimum franchise tax                            100
                                                                    ------
               Total actual provision                                 100
                                                                    ------

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

NOTE 5         LOAN FROM SHAREHOLDER

               The Company has an interest-bearing note to a shareholder at 10%. The interest expense on the loan was $169 for the year ended December 31, 2005 and the balance due on the loan was $2,209 as of the year ended December 31, 2005.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.     12-31-05 $12,000  0     0      0        0     0     0
Doolin,      12-31-04 $12,000  0     0      0        0     0     0
Director,
President

Shane E.     12-31-05 $6,000   0     0      0        0     0     0
Thueson,     12-31-04 $6,000   0     0      0        0     0     0
Director,
Vice
President

John K.      12-31-05 $1,200   0     0      0        0     0     0
Winchester   12-31-04 $1,200   0     0      0        0     0     0

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2005. However, the Company has accrued $1,600 per month for compensation of the three officers efforts. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2005. However, the Company has accrued $4,800 per quarter for compensation of the three officers efforts, but no cash has been paid. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.


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

                                       HANGMAN PRODUCTIONS, INC.



Date:02/14/06                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HANGMAN PRODUCTIONS, INC.



Date:02/14/06                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:02/14/06                          /S/Shane Thueson
                                       Shane Thueson
                                       Vice President and Director

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



Dated:02/14/06                                 /S/ James Doolin
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Hangman Productions, Inc.,(the "Registrant") on Form 10-KSB for the year ending December 31, 2005, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated:02/14/06                                 /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer