Form 10QSB
period 2006-03-31
Hangman Productions, Inc.
filed 2006-05-15
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

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

                                 March 31, 2006

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            CONDENSED BALANCE SHEETS
                              As of March 31, 2006
                              and December 31, 2005

                                                       03/31/06      12/31/05
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    1,503  $    3,194
                                                      -----------    --------
         Total Assets                                 $    1,503  $    3,194
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    6,620  $    1,503
      Franchise Taxes Payable                                  0         429
      Unearned Revenue                                         0       3,250
      Salaries Payable                                    39,600      34,800
      Loan from Shareholder                                4,493       2,209
                                                      -----------    --------
         Total Current Liabilities                        50,713      42,191

                                                      -----------    --------
         Total Liabilities                            $   50,713   $  42,191
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.01 par value;
         50,000,000 shares authorized;
         740,000 and 740,000 shares issued
         and outstanding, respectively
                                                           7,400       7,400
      Paid-in Capital                                     13,600      13,600
      Deficit accumulated during the development stage   (70,210)    (59,997)
                                                      -----------    --------
         Total Stockholders' Equity                      (49,210)    (38,997)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit  $    1,503  $    3,194
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended March 31, 2006 and March 31, 2005
            and for the period from inception through March 31, 2006
                                                                       For the
                                                                     Period from
                                         For the       For the        Inception
                                       Three Months  Three Months     [8/11/99]
                                          Ended         Ended          through
                                         3/31/06       3/31/05         3/31/06
                                        ---------     ---------      -----------


Revenues                                 $ 3,750       $      0      $   16,509
Cost of Sales                            $     0       $      0               0
                                         --------      ---------     -----------
  Gross Margin                             3,750              0          16,509

General and Administrative Expenses       13,982         14,450          85,829
                                         --------      ---------     -----------
Operating Loss                           (10,232)       (14,450)        (69,320)
Interest Income                               18              0              33
Interest Expense                               0              0            (169)
                                         --------      ---------     -----------
Net Loss Before Income Taxes             (10,214)       (14,450)        (69,456)

Provision for Income Taxes                     0              0             755
                                         --------      ---------     -----------
Net Loss                                 (10,214)       (14,450)        (70,211)
                                         ========      =========     ===========

Loss Per Share                           $  (.01)      $   (.02)
                                         ========      =========

Weighted Average Shares Outstanding      740,000        740,000
                                         ========      =========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended March 31, 2006 and March 31, 2005
            and for the period from inception through March 31, 2006


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Three Months  Three Months    [8/11/99]
                                                             Ended         Ended         through
                                                            3/31/06       3/31/05        3/31/06
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (10,214)      (14,450)       (70,211)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in accounts payable                    5,117         4,800          6,620
    Increase/(Decrease) in Income Taxes payable                 (429)            0              0
    Increase/(Decrease) in Loan from Shareholder               2,285             0          4,494
    Increase/(Decrease) in Salaries Payable                    4,800             0         39,600
    Increase/(Decrease) in Unearned Revenue                   (3,250)            0              0
                                                           ---------     ---------       --------
   Net Cash Provided by/(Used for) in Operating  Activities   (1,691)       (9,650)       (19,497)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0
                                                           ---------     ---------       --------
   Net Cash Used by Investing Activities                           0             0              0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0         21,000
    Loan to a  shareholder                                         0             0        (18,500)
    Proceeds from repayment from shareholder                       0             0         18,500
                                                           ---------     ---------       --------
   Net Cash Provided by Financing Activities                       0             0         21,000

                Net Increase(decrease) in Cash                (1,691)       (9,650)         1,503

Beginning Cash Balance                                         3,194        12,721              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     1,503         3,071     $    1,503
                                                           =========     =========       ========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Hangman Productions, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management these interim financial statements contain all adjustments necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (10,214) for the three months ended March 31, 2006. At March 31, 2006, the Company had total current assets of $1,503 and total liabilities of $50,713. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          A shareholder loaned the Company $2,285 for the three months ended March 31, 2006.

NOTE 4- SUBSEQUENT EVENTS

          On April 1, 2006, the Company's Board of Directors resolved to raise $10,000 through a debenture to an officer and director of the Company. The loan accrues interest at a rate of 10% per year and is due within one year.

          On April 1, 2006, the Company's Board of Directors resolved to issue 750,000 shares of the Company's unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them.

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     Plan of Operations
     -------------------

     For the next twelve months the Company anticipates average monthly expenditures to range from $1,000 to $3,000 per month. As of April 1, 2006, the Company suspended the executive compensation of $1,600 per month until the Company generates sufficient positive cash flows. Average monthly general and administrative expenses of $1,000 to 3,000 per month. General and administrative expenses include advertising of the Company's screenplay contest, which is expected to cost $500 to $1,000 per month. These expenses include banner advertisements and print advertisements. Other general and administrative expenses include the Company's website maintenance expenses ranging between $100 to $300 per month. Professional expenses, which are related to the Company's public status including accounting and legal, are the remainder of the Company's expected general and administrative expenses.

     The Company plans to continue to host screenplay contests. The Company seeks to host these contests in association or partnership with a production or management company, but currently the Company has not established any agreements with a production or management company. There can be no assurance that the Company will be able to find a management or production company to co-host, partner or associate with the Company's future contests. The Company plans to
use       its       existing        websites,        www.hangmanproductions.com,
www.screenplayshootout.com and www.screenwriterscontest.net, to market the Company's future contests. The Company does not anticipate allocating more than $1,000 to update these sites for future contests.

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

     RESULTS OF OPERATIONS

     The Company's operations during the quarterly period ended March 31, 2006, resulted in $3,750 revenue and general and administrative expenses of $13,982, resulting in a net loss of ($10,214).


     LIQUIDITY

     At March 31, 2006, the Company had total current assets of $1,503 and total liabilities of $50,713.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to exploit opportunties to enhance the value of the Company and its profitability.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 5/11/06               /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  5/11/06                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date: 5/11/06               /S/JAMES DOOLIN
                            James Doolin, President and Director