Form 10QSB
period 2006-06-30
Hangman Productions, Inc.
filed 2006-08-14
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

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

                                 June 30, 2006

                                    1,490,000

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            CONDENSED BALANCE SHEETS
                              As of June 30, 2006
                              and December 31, 2005

                                                       06/30/06      12/31/05
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    1,933  $    3,194
                                                      -----------    --------
         Total Assets                                 $    1,933  $    3,194
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    1,503  $    1,503
      Franchise Taxes Payable                                  0         429
      Unearned Revenue                                         0       3,250
      Salaries Payable                                     2,100      34,800
      Loan from Shareholder                                4,807       2,209
      Note Payable to Shareholder                          7,000           0
                                                      -----------    --------
         Total Current Liabilities                        15,410      42,191

                                                      -----------    --------
         Total Liabilities                            $   15,410   $  42,191
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.01 par value;
         50,000,000 shares authorized;
         1,490,000 and 740,000 shares issued
         and outstanding, respectively
                                                          14,900       7,400
      Paid-in Capital                                     43,600      13,600
      Deficit accumulated during the development stage   (71,977)    (59,997)
                                                      -----------    --------
         Total Stockholders' Deficit                      (13,477)    (38,997)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit  $    1,933  $    3,194
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
       For the Three and Six Month Periods Ended June 30, 2006 and 2005
            and for the period from inception through June 30, 2006
                                                                                                     For the
                                                                                                   Period from
                                         For the       For the       For the       For the          Inception
                                       Three Months   Six Months   Three Months   Six Months        [8/11/99]
                                          Ended         Ended         Ended         Ended            through
                                         6/30/06       6/30/06       6/30/05       6/30/05           6/30/06
                                        ---------     ---------    -----------    ----------       -----------


Revenues                                 $     0       $  3,750      $      0        $     0       $   16,509
Cost of Sales                            $     0       $      0      $      0        $     0                0
                                         --------      ---------     ---------       --------      -----------
  Gross Margin                                 0          3,750             0              0           16,509

General and Administrative Expenses        1,766         15,748         4,858         19,308           87,595
                                         --------      ---------     ---------       --------      -----------
Net Loss from Operations                  (1,766)       (11,998)       (4,858)       (19,308)         (71,086)
                                         --------      ---------     ---------       --------      -----------


Interest Income (Expense)                $     0       $     18      $      0        $     0       $     (136)
                                         --------      ---------     ---------       --------      -----------



       Net Loss Before Income Taxes       (1,766)       (11,980)       (4,858)       (19,308)         (71,222)

Provision for Income Taxes                     0              0             0              0              755
                                         --------      ---------     ---------       --------      -----------
Net Loss                                  (1,766)       (11,980)       (4,858)       (19,308)         (71,977)
                                         ========      =========     =========       ========      ===========

Loss Per Share                           $  (.01)      $   (.01)     $   (.01)       $  (.03)      $     (.10)
                                         ========      =========     =========       ========      ===========

Weighted Average Shares Outstanding     1,490,000      1,112,928       740,000        740,000          741,669
                                         ========      =========     =========       ========      ===========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
       For the Six Month Periods Ended June 30, 2006 and 2005
            and for the period from inception through June 30, 2006


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                           Six Months    Six Months     [8/11/99]
                                                             Ended         Ended         through
                                                            6/30/06       6/30/05        6/30/06
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (11,980)      (19,308)       (71,977)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in accounts payable                        0        (2,530)         1,503
    Increase/(Decrease) in Income Taxes payable                 (429)            0              0
    Increase/(Decrease) in Loan from Shareholder               2,598             0         11,807
    Increase/(Decrease) in Salaries Payable                    4,800         9,600         39,600
    Increase/(Decrease) in Unearned Revenue                   (3,250)            0              0
                                                           ---------     ---------       --------
   Net Cash Provided by/(Used for) in Operating  Activities   (8,261)      (12,238)       (19,067)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0
                                                           ---------     ---------       --------
   Net Cash Used by Investing Activities                           0             0              0

Cash Flows Provided by Financing Activities
    Procceeds from Loan from Shareholder                      10,000             0         10,000
    Repayment on Loan from Shareholder                        (3,000)            0         (3,000)
    Issued stock for cash                                          0             0         21,000
    Loan to a  shareholder                                         0             0        (18,500)
    Proceeds from repayment of loan to shareholder                 0             0         18,500
                                                           ---------     ---------       --------
   Net Cash Provided by Financing Activities                   7,000             0         28,000

                Net Increase(decrease) in Cash                (1,261)      (12,238)         1,933

Beginning Cash Balance                                         3,194        12,721              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     1,933           483     $    1,933
                                                           =========     =========       ========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                    Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Hangman Productions, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $(1,766) for the three months ended June 30, 2006. At June 30, 2006, the Company had total current assets of $1,933 and total liabilities of $15,410. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3- OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no Officer expense recorded for the three months ended June 30, 2006. Should operations produce positive cash flow compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          During the three monts ended June 30, 2006, a shareholder loaned the Company $10,000 on a unsecured debenture. The Note accrues interest at 10% per annum matures in one year. The Company repaid $3,000 on the Note during the three months ended June 30, 2006. The Company has accrued interest of $313 on this note

NOTE 4- EQUITY

          750,000 shares of the Company's unregistered, restricted common stock were issued to Officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them.

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

     RESULTS OF OPERATIONS

     The Company's operations during the quarterly period ended June 30, 2006, resulted in $0 revenue and general and administrative expenses of $1,766, resulting in a net loss of ($1,766).


     LIQUIDITY

     At June 30, 2006, the Company had total current assets of $1,933 and total liabilities of $15,410.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

Item 3.Controls and Procedures

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 8/04/06               /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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


Date:  8/04/06                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date: 8/04/06               /S/JAMES DOOLIN
                            James Doolin, President and Director