Form 10QSB
period 2006-09-30
Hangman Productions, Inc.
filed 2006-11-14
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2006

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

                            1223 Wilshire Blvd. #912
                             Santa Monica CA 90403
                                -----------------
                     (Address of Principal Executive Office)

 Issuer's Telephone Number, including Area Code:  (801) 649-3519

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 2006

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            CONDENSED BALANCE SHEETS
                              As of September 30, 2006
                              and December 31, 2005

                                                       09/30/06      12/31/05
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    1,698  $    3,194
                                                      -----------    --------
         Total Assets                                 $    1,698  $    3,194
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    3,162  $    1,503
      Franchise Taxes Payable                                  0         429
      Unearned Revenue                                         0       3,250
      Salaries Payable                                     2,152      34,800
      Loan from Shareholder                                5,110       2,209
      Note Payable to Shareholder                          7,000           0
                                                      -----------    --------
         Total Current Liabilities                        17,424      42,191

                                                      -----------    --------
         Total Liabilities                            $   17,424   $  42,191
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.01 par value;
         50,000,000 shares authorized;
         1,490,000 and 740,000 shares issued
         and outstanding, respectively
                                                          14,900       7,400
      Paid-in Capital                                     43,900      13,600
      Deficit accumulated during the development stage   (74,626)    (59,997)
                                                      -----------    --------
         Total Stockholders' Deficit                     (15,726)    (38,997)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit  $    1,698  $    3,194
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended September 30, 2006 and 2005
            and for the period from inception through September 30, 2006
                                                                                                     For the
                                                                                                   Period from
                                         For the       For the       For the       For the          Inception
                                       Three Months   Nine Months  Three Months  Nine Months        [8/11/99]
                                          Ended         Ended         Ended         Ended            through
                                         9/30/06       9/30/06       9/30/05       9/30/05           9/30/06
                                        ---------     ---------    -----------    ----------       -----------


Revenues                                 $     0       $  3,750      $      0        $     0       $   16,509
Cost of Sales                            $     0       $  3,750      $      0        $     0            5,750
                                         --------      ---------     ---------       --------      -----------
  Gross Margin                                 0              0             0              0           10,759

General and Administrative Expenses        2,194         13,814         2,895         22,203           83,830
                                         --------      ---------     ---------       --------      -----------
Net Loss from Operations                  (2,194)       (13,814)       (2,895)       (22,203)         (73,071)
                                         --------      ---------     ---------       --------      -----------


Interest Income (Expense)                $  (355)      $   (715)     $      0        $     0       $     (700)
                                         --------      ---------     ---------       --------      -----------



       Net Loss Before Income Taxes       (2,549)       (14,529)       (2,895)       (22,203)         (73,771)

Provision for Income Taxes                     0              0             0              0              755
                                         --------      ---------     ---------       --------      -----------
Net Loss                                  (2,549)       (14,529)       (2,895)       (22,203)         (74,626)
                                         ========      =========     =========       ========      ===========

Loss Per Share                           $  (.01)      $   (.01)     $   (.01)       $  (.03)      $     (.10)
                                         ========      =========     =========       ========      ===========

Weighted Average Shares Outstanding     1,490,000      1,240,000       740,000        740,000          768,447
                                         ========      =========     =========       ========      ===========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
       For the Nine Month Periods Ended September 30, 2006 and 2005
            and for the period from inception through September 30, 2006


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Nine Months   Nine Months     [8/11/99]
                                                             Ended         Ended         through
                                                            9/30/06       9/30/05        9/30/06
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (14,529)      (22,203)       (74,526)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Non-cash contribution by Shareholder                         300             0            300
    Increase/(Decrease) in accounts payable                    1,659        (5,907)         3,162
    Increase/(Decrease) in Income Taxes payable                 (429)            0              0
    Increase/(Decrease) in Loan from Shareholder               2,901         2,000          5,110
    Increase/(Decrease) in Salaries Payable                    4,852        14,400         39,652
    Increase/(Decrease) in Unearned Revenue                   (3,250)          463              0
                                                           ---------     ---------       --------
   Net Cash Provided by/(Used for) in Operating  Activities   (8,496)      (11,247)       (26,302)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0
                                                           ---------     ---------       --------
   Net Cash Used by Investing Activities                           0             0              0

Cash Flows Provided by Financing Activities
    Proceeds from Loan from Shareholder                       10,000             0         10,000
    Repayment on Loan from Shareholder                        (3,000)            0         (3,000)
    Issued stock for cash                                          0             0         21,000
    Loan to a  shareholder                                         0             0        (18,500)
    Proceeds from repayment of loan to shareholder                 0             0         18,500
                                                           ---------     ---------       --------
   Net Cash Provided by Financing Activities                   7,000             0         28,000

                Net Increase(decrease) in Cash                (1,496)      (11,247)         1,698

Beginning Cash Balance                                         3,194        12,721              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     1,698    $    1,474     $    1,698
                                                           =========     =========       ========

Supplemental schedule of cash flow activities
    Cash paid for
       Interest                                         $         0    $        0     $       0
       Income taxes                                     $       429    $        0     $     429


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

          Reclassifications - Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $(2,194) for the three months ended September, 30 2006. At September 30, 2006, the Company had total current assets of $1,698 and total liabilities of $17,424. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. These factors may have potential adverse effects on the Company. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3- OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no Officer expense recorded for the three months ended September 30, 2006. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006, salaries payable will accrue interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2007. For the three months ended September 30, 2006, the Company has accrued interest of $52.

          During the nine months ended September 30, 2006, a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2007. The Company repaid $3,000 on the note during the nine months ended September 30, 2006. The Company has accrued interest of $382 on this note.

          During the nine months ended September 30, 2006 a shareholder loaned the Company $2,220. The loaned amounts accrue interest at 10% per annum, are unsecured, and are due on demand. In the nine months ended September 30, 2006 the Company has accrued $299 on the loaned amounts.

          As of September 30, 2006, approximately 68% of the Company's issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the three months ended September 30, 2006, shareholders provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended September 30, 2006 equates to $300.

NOTE 4- EQUITY

          During the nine months ended September 30, 2006, 750,000 shares of the Company's unregistered, restricted common stock were issued to Officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $.05 per share based on the Company's most recent offering in January of 2004.

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

     The Company plans to continue to host screenplay contests. The Company seeks to host these contests in association or partnership with a production or management company, but currently the Company has not established any agreements with a production or management company. The Company is currently seeking a partnership with a production or management company to host a contest commencing in March, 2007. There can be no assurance that the Company will be able to find a management or production company to co-host, partner or associate with the Company's future contests. The Company plans to use its existing websites,
www.hangmanproductions.com,            www.screenplayshootout.com            and
www.screenwriterscontest.net, to market the Company's future contests. The Company does not anticipate allocating more than $1,000 to update these sites for future contests.

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

     RESULTS OF OPERATIONS

Three Months Ended September 30, 2006, compared to Three Months Ended September 30, 2005.

     During the quarter ended September 30, 2006, and during the quarter ended September 30, 2005, the Company earned no revenue. The Company's general and administrative expenses decreased to $2,194 during the quarter ended September 30, 2006, from $2,895 during the quarter ended September 30, 2005. This decrease can be attributed to the Company not being involved in hosting a contest in the three months ended September 30, 2006.

Nine Months Ended September 30, 2006, compared to Nine Months Ended September 30, 2005.

     Our revenues increased during the nine months ended September 30, 2006, to $3,750, from $0 for the nine months ended September 30, 2005, The increase in revenue was a result of the timing of contests ended in 2006 compared to 2005. In the nine months ended September 30, 2006, the Company generated revenue from contest entry fees, whereas in the nine months ended September 30, 2005, the Company's hosted contest had not concluded, and therefore did not recognize revenue. General and administrative expenses decreased to $13,814 during the nine months ended September 30, 2006, from $22,203 during the nine months ended September 30, 2005. This decrease was due to Company's Board of Directors resolution to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no Officer expense recorded since April, 1, 2006. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

     LIQUIDITY

     The Company's cash resources at September 30, 2006, were $1,698, and total liabilities of $17,424. If needed over the next twelve months the Company's management will advance the Company monies not to exceed $25,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. The loan from the Company's management will provide the Company with enough cash resources to meet its presently anticipated working capital and capital expenditure requirements for the next 12 months. Beyond the next 12 months the Company's future liquidity and capital requirements will depend upon the success of its proposed business and the ability of the Company to generate profits from these operations. If the Company's operations are not able to generate sufficient income and additional moneys are needed beyond the next twelve months, it will be up to the Company's management to raise additional monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

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

Date: 11/14/06              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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

Date:   11/14/06                /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.

Date: 11/14/06               /S/JAMES DOOLIN
                            James Doolin, President and Director