Form 10KSB
period 2006-12-31
Hangman Productions, Inc.
filed 2007-03-26
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2006
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  December 31, 2006
- $3.750


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January, 31, 2007 - $56,363. There are approximately 125,250 shares of common voting stock of the Company not held by affiliates. These computations are based upon the bid price of $.45 for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on January, 31, 2007.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 MARCH 26, 2007

                                    1,490,000

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
                                               PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Organization, Charter Amendments and General History
          ----------------------------------------------------

     Hangman Productions, Inc. (the "Company") was incorporated under the laws of the State of Utah in August, 1999 as "BBC2, Inc." The purpose for which the Company was organized was to engage in any lawful act or activity for which corporations may be organized under the Utah Revised Business Corporation Act. In November of 2001, the Company changed its name to Hangman Productions, Inc.

     The Company's operations during the year ended December 31, 2006, resulted in $3,750 in revenue. The Company's cost of goods for the year ended December 31, 2006, was $3,750 and general and administrative expenses were $18,799, resulting in an operating loss of $18,799, and a net loss of $19,915 after accounting for interest expense and franchise taxes.

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2006, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's accumulated losses, minimal assets, negative working capital, and is still developing operations.

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

     On January 4, 2004, the Company completed another offering. The Company offered 20,000 shares of common stock at a price of $0.05 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities. This offering was subsequently closed February 1, 2004, with the Company having sold a total of 20,000 shares to approximately 20 individuals, and having received gross proceeds of $1,000.

        Business.
        ---------

     Hangman is involved in the film production and management industry, focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community. The Company is not only dedicated to developing relationships with the screenwriting community, but also developing relationships within the film and entertainment industry. The Company believes its two-fold approach will help bridge the gap between screenwriters ("content providers") and production companies and film studios. However, Hangman's first objective is to build relationships with screenwriters to enable the Company to access the screenwriters' library of content. Supply of content will be generated and developed through screenplay contests hosted by the Company. The Company has developed and will further develop its internet properties to promote the Company and its screenplay contests.

     The Company advertises its Screenplay ShootOut! through several sources. The Company created a marketing website, www.screenwriterscontest.net and www.screenplayshootout.com, to target word searches on internet search engines. During the contests the Company also places banner advertisements at a variety of film and screenwriting websites.

     DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

     The Company plans to attract and develop talent and enable access to content through its screenplay contests. Participants of the screenplay contests will be able to access the contests via the Company's websites. Hangman has developed websites for its contests, and markets these websites through internet banner advertisements, screenplay directory sites, and printed publications. The Company has also created a print advertisement campaign to target the film making and entertainment industry and promote its contests. Advertisements are primarily targeted during the Company's contests.


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

     The Company's ability to obtain access to content is driven by the Company's ability to attract new and undiscovered talent. The Company is using its contest-based platform to develop relationships with the writer community and develop marketable content. The Company sponsored contests face numerous competitors. Many of the competitors have similar web-based contests that offer cash prizes and are affiliated with larger, well-known production companies. The Company's first screenplay contest was targeted for a broad audience. The contest is open to all genres and has minimal requirements. The entry fee is priced within the median range of other contests. The cash prizes are also within the median range of other contests. Hangman believes that its success relies on the Company's ability to build brand awareness within the writer community and establish a strong network with a variety of management and productions companies.

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


     PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     Other than possibly applying for a trademark on the Company's contest name, Hangman has not and does not foresee filing any applications for patents or licenses. The Company also does not plan to execute any franchises, concession or royalty agreements or labor contracts.

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

     NUMBER OF EMPLOYEES

     Other than the Company's three executive officers and directors the Company has no employees. Effective as of April 1, 2006, the Company's officers and directors resolved to suspend the payment of salaries until the Company generates positive operating cash flow. Salaries will be reinstated once the Company generates positive operating cash flow on a quarterly basis, at which time Mr. James Doolin will receive $1,000 per month, Mr. Shane Thueson will receive $500 per month, and Mr. John Winchester will receive $100 per month.

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

     THE COMPANY'S BUSINESS MODEL MAY CHANGE OR EVOLVE

     The Company and its prospects must be considered in light of the risks, as identified in the Risk Factors section of this filing, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business practices and management activities, develop the strength and quality of its operations, maximize the value delivered to clients, develop and enhance the Company's brand through marketing and networking initiatives. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects.

     THE INDUSTRY THAT THE COMPANY PARTICIPATES HAS RELATIVELY LOW BARRIERS TO ENTRY AND THE COMPANY MAY FACE SIGNIFICANT COMPETITION

     There are relatively low barriers to entry into the Company's industry. Because firms such as the Company rely on the skill, knowledge and relationships of their personnel and their ability to market and create brand awareness, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company started with limited capital and anyone interested in entering the Company's business could also start with limited capital. In addition, any large or small management, production or film studio that seeks to obtain original screenplays could initiate a contest like the Company's or attract content through numerous of other channels. One of the most common channels for Company's like Hangman to attract content is by having an open submission policy, whereby anyone wanting to submit material can directly mail their submission directly to a management, production or film studio for no fee.

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

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The report of independent registered public accounting firm, issued in connection with the audited financial statements of the Company for the period ended December 31, 2006, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

     FUTURE DEBT FINANCING MAY INVOLVE RESTRICTIVE COVENANTS THAT MAY LIMIT THE COMPANY'S OPERATING FLEXIBILITY

     Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt; a limit on dividends, limit on sale of assets, or specific collateral requirements. Furthermore, if the Company raises funds through debt financing, the Company would also become subject to interest and principal payment obligations.

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

     EXECUTIVE OFFICERS AND MAJORITY SHAREHOLDERS MAINTAIN SIGNIFICANT CONTROL OVER THE COMPANY AND ITS ASSETS

     Hangman's Executive Officers maintain control over the Company's board of directors and also control the Company's business operations and policies. In addition, four shareholders, excluding the Company's Executive Officers, control 76.1% of the Company's issued and outstanding common stock. Furthermore, the Doolin Family owns 69.5% of the Company's outstanding shares. Management believes that this constitutes a controlling interest in the Company. As a result, these majority shareholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. See Part I, Item 4.

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
        RULE 504 OFFERING

     * The 400,000 shares that the Company issued in September, 1999, are eligible for resale pursuant to Rule 144 of the Securities and Exchange Commission. These persons have satisfied the "holding period" under Rule 144.

     ** The 320,000 shares that the Company issued in December, 1999, in connection with the Offering are eligible for resale in compliance with Rule 144(k) of the Securities and Exchange Commission. These persons have satisfied the "holding period" under Rule 144.

     *** The 20,000 shares that the Company issued in January 13, 2004, in connection with the Offering were eligible for resale on January 13, 2005, in compliance with Rule 144 of the Securities and Exchange Commission.

Item 2.  Description of Property.
         -----------------------

     Hangman's Executive Officers currently provide office space, use of telephone lines and computer systems to the Company. As of November 1, 2007, the Company began recording a charge for these expenses of $150 per month. The Company used an allocation method of these expenses estimated by the Company. The Company estimates that if these expenses were recorded on a stand-alone basis the Company would incur $300 per month in expenses. In addition, the Company leases a mail box in Santa Monica, California for approximately $100 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2006, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is HGMP. The Company shares have been quoted on the OTC Bulletin Board since October 19, 2005. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

JAN 1, 2006           .35     .35               1.01    1.01
THRU
DEC 31, 2006          .45     .45               1.01    1.01

Holders
-------

     The number of record holders of the Company's common stock, as of the date of this Report, is approximately 63.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Plan of Operations.
     -------------------

     Hangman intends to continue to operate in the same manner as prior years, including continuing to host screenplay contests. The Company intends to continue to fund operations based on revenue generated through the screenplay contests and loans from the Company's officers to provide cash for operations throughout the coming fiscal year.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     Fiscal year ended December 31, 2006 resulted in a net loss of ($19,915). This net loss is a decrease of ($8,593) from the net loss for fiscal year ended December 31, 2005 of ($28,508). The Basic Loss per Share for fiscal year 2006 is ($0.02), as compared to a loss per share of ($0.04) for fiscal year 2005. Details of changes in revenues and expenses can be found below.

     During fiscal year ended December 31, 2006, the Company experienced a significant, non-recurring, non-cash transaction. The Company settled $37,500 of debt to officers and directors through the issuance of common stock.

     OPERATING RESULTS REVENUES

     Revenues increased from $0 for the fiscal year ended December 31, 2005, to $3,750 for the fiscal year ended December 31, 2006. The increase in the Company's revenue was a result of the timing of the Company's screenplay contests. The Company did not have a screenplay contest that ended in the fiscal year 2005. All of the Company's revenue is generated from entry fees for the Company's screenplay contests.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of goods sold for the twelve-month period ended December 31, 2006, increased $3,750, compared to $0 for the fiscal year ended December 31, 2005. This increase is due to an increase in revenue generated from the Company's screenplay contests. Included in the Cost of Goods sold figure is the prize monies awarded to the finalist in the Company's screenplay contest.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the twelve-month period ended December 31, 2006, decreased by $9,450 to $18,799 as compared to $28,249 for the twelve-month period ended December 31, 2005. The decrease was due to the decreased salaries, and website development and marketing expenses. For the fiscal year ended December 31, 2005, the Company incurred website development and marketing expenses in anticipation for the Company's screenplay contest that commenced in 2006. The Company also incurred compensation expense of $1,600 per month for the Executive Officers through March 31, 2006. Effective as of April 1, 2006, the
Company's officers and directors resolved to suspend the payment of salaries until the Company generates positive operating cash flow. Salaries will be reinstated once the Company generates positive operating cash flow on a quarterly basis, at which time Mr. James Doolin will receive $1,000 per month, Mr. Shane Thueson will receive $500 per month, and Mr. John Winchester will receive $100 per month.

     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the twelve-month period ended December 31, 2006, increased $865 to $1,034 as compared to $169 for the twelve- month period ended December 31, 2005. This increase is due to an increase in accrued salaries to officers and directors. In April, 2006, the Company issued shares to some of the officers and directors to forgive debts incurred by the Company related to the accrued salaries.

     LIQUIDITY

     As of December 31, 2006, the Company had total current assets of $68 and total liabilities of $20,880. As of December 31, 2006, the Company's total future obligations were $20,880.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $68, as of December 31, 2006, the Company has adequate resources for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures, including executive compensation, to range between $500 and $1,000 per month. The Company anticipates hosting an additional screenplay contest in the fiscal year 2007. The Company is unable to accurately project the amount of revenue the screenplay contest will generate. However, the Company's management has agreed to advance the Company monies not to exceed $40,000, as loans to the Company, at any point over the next twelve months. These funds will allow the Company sufficient resources to continue operations regardless of the revenue generated from the upcoming film project or screenplay contests. As previously discussed, if the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 7 below, which have been prepared in accordance with Generally Accepted Accounting Principals of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 2 contained in Item 7 for additional discussions of these and other accounting policies and disclosures required by GAAP.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2006.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended December 31, 2006 and 2005

          Report of Independent Registered Public Accounting Firms

          Balance Sheet - December 31, 2006

          Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from inception (August 11, 1999) through December 31, 2006

          Statements of Stockholders' Deficit for the years ended December 31, 2006 and 2005 and for the period from inception (August 11, 1999) through December 31, 2006

          Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from inception (August 11, 1999) through December 31, 2006

          Notes to the Financial Statements



                               Hangman Productions, Inc.
                             [A Development Stage Company]

                                   TABLE OF CONTENTS

                                                                                 Page


Report of Independent Registered Public Accounting Firm                           25

Balance Sheet - December 31, 2006                                                 26

Statements of Operations for the Years Ended December 31, 2006 and                27
2005 and for the period from inception [August 11, 1999] through
December 31, 2006.

Statement of Stockholders' Deficit for the period from inception [August          28
11, 1999] through December 31, 2006.

Statements of Cash Flows for the Years Ended December 31, 2006 and                29
2004 and for the period from inception [August 11, 1999] through
December 31, 2005.

Notes to  Financial Statements                                                  30 - 37



                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Hangman Productions, Inc.

     We have audited the accompanying balance sheet of Hangman Productions, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception [August 11, 1999] through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hangman Productions, Inc. (a development stage company) as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from inception [August 11, 1999] through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses, minimal assets, negative working capital, and is still developing its planned principal operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 24, 2007


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                                 Balance Sheet
                               December 31, 2006

                                                                            12/31/2006
                                                                        --------------------

ASSETS

Assets
       Current Assets
            Cash                                                                       $ 68
                                                                        --------------------
                                                                        --------------------

Total Assets                                                                           $ 68
                                                                        ====================
                                                                        ====================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

       Current Liabilities

            Accounts Payable                                                        $ 6,217
            Franchise Taxes Payable                                                     100
            Accrued Interest - Related Party                                            981
            Salaries Payable                                                          2,153
            Payable to Shareholder                                                    2,429
            Note Payable - Shareholder                                                9,000
                                                                        --------------------
                                                                        --------------------

       Total Current Liabilities                                                     20,880
                                                                        --------------------
                                                                        --------------------

Total Liabilities                                                                  $ 20,880
                                                                        --------------------
                                                                        --------------------

       Stockholders' Deficit

            Common Stock, $.01 par value;
                 50,000,000 shares authorized;
                 1,490,000 shares issued
                 and outstanding                                                     14,900

            Additional Paid-in Capital                                               44,200

            Deficit Accumulated during the development stage                        (79,912)
                                                                        --------------------
                                                                        --------------------

       Total Stockholders' Deficit                                                  (20,812)
                                                                        --------------------
                                                                        --------------------

Total Liabilities and Stockholders' Deficit                                            $ 68
                                                                        ====================



                 See accompanying notes to financial statements

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                             Statement of Operations
           For the years ended December 31, 2006 and 2005 and for the period from Inception [August 11, 1999] through December 31, 2006

                                                                                                      Since Inception
                                                                                                          through
                                                                                                          December
                                                           2006                      2005                 31, 2006
                                                     -----------------         -----------------     -------------------

Revenues                                                      $ 3,750                       $ -                $ 16,509
 Cost Of Sales                                                  3,750                         -                   5,750
                                                     -----------------         -----------------     -------------------

       Gross Margin                                                 -                         -                  10,759

General and Administrative Expenses                            18,799                    28,249                  88,646
                                                     -----------------         -----------------     -------------------

Operating Loss                                                (18,799)                  (28,249)                (77,887)
Interest Income                                                    18                        10                      33
Interest Expense                                               (1,034)                     (169)                 (1,203)
                                                     -----------------         -----------------     -------------------

Net Loss Before Income Taxes                                  (19,815)                  (28,408)                (79,057)

Provision for Income Taxes                                        100                       100                     855
                                                     -----------------         -----------------     -------------------

Net Loss                                                      (19,915)                  (28,508)                (79,912)
                                                     =================         =================     ===================


Loss Per Share                                                $ (0.02)                  $ (0.04)                $ (0.10)
                                                     =================         =================     ===================


Weighted Average Shares Outstanding                         1,303,014                   740,000                 834,904
                                                     =================         =================     ===================


                 See accompanying notes to financial statements

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                   Statements of Stockholders' Equity/Deficit
           For the years ended December 31, 2006 and 2005 and for the period from Inception [August 11, 1999] through December 31, 2006

                                                                       Additional                            Net
                                      Common            Common          Paid-in           Accumulated    Stockholders
                                      Shares             Stock           Capital           Deficit     Equity/Deficit
Balance, August 11, 1999
(Inception)                              -               $ -              $ -               $ -              $ -

Issued stock to Officers for cash,
September 16, 1999, at
$0.01/shares                          400,000            4,000              -                 -                4,000
Issued stock to shareholders for
cash, December 11, 1999, at
$0.05/share                            37,500              375           1,500                -                1,875
Issued stock to shareholders for
cash, December 20, 1999, at
$0.05/share                            14,000              140             560                -                  700
Issued stock to shareholders for
cash, December 27, 1999, at
$0.05/share                           268,500            2,685          10,740                -               13,425
Net loss for the Year Ended
December 31, 1999                           -                -               -                 (411)            (411)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 1999             720,000             7,200           12,800              (411)          19,589
Net loss for the year Ended
December 31, 2000                           -                -               -               (4,478)          (4,478)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2000             720,000             7,200           12,800            (4,889)          15,111
Net loss for the year Ended
December 31, 2001                           -                -               -                 (557)            (557)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2001             720,000             7,200           12,800            (5,446)          14,554
Net loss for the year Ended
December 31, 2002                           -                -               -               (2,139)          (2,139)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2002             720,000             7,200           12,800            (7,585)          12,415
Net loss for the year Ended
December 31, 2003                           -                -               -               (1,757)          (1,757)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2003             720,000             7,200           12,800            (9,342)          10,658
Issued stock to investors for cash,
January 4, 2004 at $0.05/share          20,000               200              800                 -            1,000
Net loss for the year Ended
December 31, 2004                           -                -               -              (22,147)         (22,147)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2004             740,000             7,400           13,600           (31,489)         (10,489)
Net loss for the year Ended
December 31, 2005                           -                -               -              (28,508)         (28,508)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2005             740,000           $ 7,400         $ 13,600         $ (59,997)       $ (38,997)
Issued stock for forgiveness of
debt, March 31, 2006                   750,000           $ 7,500         $ 30,000              -            $ 37,500
Contributed shared expenses from
shareholder                                 -              $ -              $ 600                              $ 600
Net loss for the year Ended
December 31, 2006                           -                -               -              (19,915)         (19,915)
                                   ------------      ------------     ------------      ------------     ------------

Balance, December 31, 2005           1,490,000          $ 14,900         $ 44,200         $ (79,912)       $ (20,812)
                                   ============      ============     ============      ============     ============



                 See accompanying notes to financial statements

                             Hangman Productions, Inc.
                           [A Development Stage Company]
                              Statement of Cash Flows
            For the years ended December 31, 2006 and 2005 and for the period from Inception [August 11, 1999] through December 31, 2006

                                                                                                                 Inception
                                                                                                                  through
                                                                                                                 December
                                                                              2006               2005            31, 2006
                                                                          -------------      -------------     --------------

Cash Flows Provided by (used for)
Operating activities
Net Loss                                                                       (19,915)           (28,508)           (79,912)

       Adjustments to reconcile net loss to net cash provided by operating activities

           Non-Cash Contributed by Shareholder                                     600                  -                600
           Increase / (Decrease) accounts payable                                4,714             (5,907)             6,217
           Increase / (Decrease) in Income Taxes payable                          (329)               229                100
           Increase / (Decrease) in payable to Shareholder                         220              2,209              3,410
           Increase / (Decrease) in Salaries payable                             4,853             19,200             39,653
           Increase / (Decrease) in accrued interest - related party               981                  0                  0
           Increase / (Decrease) in Unearned Revenue                            (3,250)             3,250                  -
                                                                          -------------      -------------     --------------

Net Cash Provided by (used) in Operating Activities                            (12,126)            (9,527)           (29,932)

Cash Flows Provided by Investing Activities

       Purchase of equipment                                                         -                  -                  -
                                                                          -------------      -------------     --------------

Net Cash Used by Investig Activities                                                 -                  -                  -

Cash Flows Provided by Financing Activities

       Proceeds from loans from shareholder                                     13,000                  -             13,000
       Repayment on loans from shareholder                                      (4,000)                 -             (4,000)
       Issued Stock for cash                                                         -                  -             21,000
                                                                          -------------      -------------     --------------

Net Cash Provided by Financing Activities                                        9,000                  -             30,000

           Net Increase (decrease) in cash                                      (3,126)            (9,527)                68

Beginning Cash Balance                                                           3,194             12,721                  -
                                                                          -------------      -------------     --------------

Ending Cash Balance                                                               $ 68            $ 3,194               $ 68
                                                                          =============      =============     ==============

Supplemental Schedule of Cash Flow Activities

       Cash paid for
           Interest                                                            $      -                $ -           $       -
           Income taxes                                                        $    429                $ -           $     884
           Stock issued for accrued liabilities                                $ 37,500                $ -           $ 37,5000

                 See accompanying notes to financial statements

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006

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

               (c) Net Loss Per Common Share

               In accordance with SFAS No. 128, "Earnings per Share," loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006

               ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $68 cash at December 31, 2006.

               (e) Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               (g) Advertising

               Advertising Costs are expensed as incurred. The total advertising expense for the year ended December 31, 2006 was $0.

               (h) Impact of New Accounting Standards

               In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of January 1, 2007. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

               In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS 140. This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early. The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006

               ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

               (h) Impact of New Accounting Standards (continued)

               In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact that FIN No. 48 may have on the Company's financial condition or results of operations.

               In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

               In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company's financial statements.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006

               ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

               (h) Impact of New Accounting Standards (continued)

               In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We believe we are in compliance with SAB No. 108.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses from inception through December 31, 2006 of $79,912, has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. These factors may have potential adverse effects.

               Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006


NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year. Loss carry forward amounts expire at various times through 2026. Deferred tax assets recognized for net operation loss carry forwards total $0, net of a valuation allowance of $15,849, as detailed below.

Deferred Tax Asset                                               Balance              Tax               Rate
                                                              --------------     ---------------     ------------
Federal loss carryforward (expires through 2026)                     79,397              11,910              15%
State loss carryforward (expires through 2016)                       78,797               3,939               5%
                                                                                 ---------------
Gross deferred tax asset                                                                 15,849
Valuation Allowance                                                                     (15,849)

                                                                                 ---------------
Net deferred tax asset                                                                        -


               The allowance  has  increased  $3,978 from $11,872 as of December
               31, 2005. The income/franchise tax payable at December 31, 2006 of $100 is the minimum tax due to the State of Utah for 2006.

               A  reconciliation  between  income taxes at  statutory  tax rates
               (20%)  and  the  actual  income  tax  provision  for   continuing
               operations as of December 31, 2006 follows:

Expected provision (based on statutory rate)                                             (3,963)
Effect of:
Franchise tax deduction                                                                     (15)
Increase / (decrease) in valuation allowance                                              3,978
State Minimum tax                                                                           100
                                                                                 ---------------

Total actual provision                                                                      100


                                       34

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006


               INCOME TAXES (continued)

               Net operating loss carryforwards expire in various years through 2026 as follows.

                    Year               Amount           Expiration
                --------------     ---------------      ------------
                        2006           19,915                 2026
                        2005           28,388                 2025
                        2004           21,897                 2020
                        2003            1,757                 2021
                        2002            2,139                 2022
                        2001              557                 2023
                        2000            4,744                 2024



NOTE 4         EQUITY

               In August of 1999, the Company authorized and subsequently issued 400,000 shares of common stock to four individuals pursuant to a Pre- organization Subscription Agreement. The shares were issued for cash at $0.01 per share for a total of $4,000.

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

               In March of 2006, the Company issued 750,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $.05 per share based on the company's most recent trading activity in January of 2004.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006

NOTE 5         OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

               On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, 3 months of salaries were recorded in the amount of $4,800 as of December 31, 2006. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

               Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2007. The Company has accrued interest of $53 for the year ending December 31, 2006.

               During the year ended December 31, 2006 a shareholder loaned the Company $13,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on March 1, 2007. The Company repaid $4,000 on the note during the year. The Company has accrued interest of $953 on this note.

               During the year ended December 31, 2006 a shareholder paid expenses on behalf of the Company totaling $220. Theses amounts accrue interest at 10% per annum, are unsecured, and are due on demand. The Company has accrued interest of $28 on this loan.

               As of December 31, 2006, approximately 68% of the Company's issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

               During the year ended December 31, 2006 shareholders provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the year ended December 31, 2006 equates to $600.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Notes to the Financial Statements
                               December 31, 2006

               OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS (continued)

               During the year ended December 31, 2006 legal services were provided by a shareholder. $2,059 was accrued for these services as of December 31, 2006. The total expense incurred for these services was $2,059 for the year.

NOTE 6         CONCENTRATIONS

               The Company depends significantly on funding from a single shareholder to meet it obligations and maintain filing status. If funds from this shareholder were no longer available, the company may experience significant adverse affects including the need to cease operations.

               The company derives revenues from a single service. If this service were to become unmarketable for any reason, the company may experience significant adverse affects.

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

     Business Experience.
     --------------------

     James P. Doolin, President and a director, is 30 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin worked full-time for a boutique investment banking firm, Jenson Services, Inc., from 1998 until entering graduate school in 2001. In 2002, Mr. Doolin graduated with an MBA from Pepperdine University. After graduating from Pepperdine, he worked as an associate at an Investment Banking firm, RSM EquiCo, in Southern California from October 2002 through November 2003.

     Shane E. Thueson, Vice President and a director, is 30 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history. Mr. Thueson worked for an entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002. He is currently working as the Marketing Programs Manager for an internet technology company based in Orem, Utah.

     John K. Winchester, Secretary and director, is 31 years of age. Mr. Winchester graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, communication degree. Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc, from 2000 through 2004. Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004.


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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.     12-31-04 $0       0     0      0        0     0     0
Doolin,      12-31-05 $12,000  0     0      0        0     0     0
Director,    12-31-06 $0       0     0      0        0     0     0
President

Shane E.     12-31-04 $0       0     0      0        0     0     0
Thueson,     12-31-05 $6,000   0     0      0        0     0     0
Director,    12-31-06 $0       0     0      0        0     0     0
Vice
President

John K.      12-31-04 $0       0     0      0        0     0     0
Winchester   12-31-05 $1,200   0     0      0        0     0     0
Director,    12-31-06 $0       0     0      0        0     0     0
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2006. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2006. However, the Company has accrued $4,800 per quarter for compensation of the three officers efforts, but no cash has been paid. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees' compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Leonard W. Burningham               100,000                      6.7%
1227 East Gilmer Drive
Sale Lake City, UT 84105

James P. Doolin*                    551,250                     37.0%
4904 Royal Lake Ave.
Las Vegas, NV 89131

Michael J. Doolin*                  300,000                     20.1%
5 Pepperwood Drive
Sandy, UT 84092

Quad D LTD Partnership*             100,000                      6.7%
5 Pepperwood Drive
Sandy, UT 84092

Shane E. Thueson                    250,000                     17.0%
10972 Cindy Circle
Sandy, UT 84092


TOTAL                               614,750                     87.5%


* Michael and Sharlene Doolin are husband and wife. James Doolin is the son of Michael and Sharlene Doolin.

** Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin*                    551,250                       37%
4904 Royal Lake Ave.
Las Vegas, NV 89131

Shane E. Thueson                    250,000                       17%
10972 Cindy Circle
Sandy, UT 84092

John K. Winchester                    1,250                        0%
762 East Gable Street
Midvale, UT 84047

TOTAL OFFICERS & DIRECTORS           51,250                       54%


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

Item 15. Audit Fees
         ----------

     The following table summarizes the fees paid by the Company for audit and other Related fees.

                     2006              2005
                    -------           -------
Audit               $10,289            $5,180
Audit Related       $     0            $    0
Tax Fees            $   720            $    0

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANGMAN PRODUCTIONS, INC.



Date:03/26/07                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HANGMAN PRODUCTIONS, INC.



Date:03/26/07                           /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:03/26/07                           /S/Shane Thueson
                                       Shane Thueson
                                       Vice President and Director

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Doolin, Chief Executive Officer of Hangman Productions, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Hangman  Productions,
Inc.;

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



Dated:03/26/07                                 /S/ James Doolin
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Hangman Productions, Inc.,(the "Registrant") on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated:03/26/07                                 /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer