Form 10QSB
period 2007-03-31
Hangman Productions, Inc.
filed 2007-05-11
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2007

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

                                   May 2, 2007

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            CONDENSED BALANCE SHEETS
                              As of March 31, 2007
                              and December 31, 2006

                                                       03/31/07      12/31/06
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $        2  $       68
                                                      -----------    --------
         Total Current Assets                                  2          68
                                                      -----------    --------
         Total Assets                                 $        2  $       68
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    3,562  $    6,217
      Franchise Taxes Payable                                100         100
      Accrued Interest - Related Party                     1,353         981
      Bank Overdraft                                       3,483           0
      Salaries Payable                                     2,180       2,153
      Payable to Shareholder                               2,429       2,429
      Note Payable - Shareholder                          14,000       9,000
                                                      -----------    --------
         Total Current Liabilities                        27,107      20,880

                                                      -----------    --------
         Total Liabilities                            $   27,107   $  20,880
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.01 par value;
         50,000,000 shares authorized;
         1,490,000 shares issued
         and outstanding
                                                          14,900      14,900
      Paid-in Capital                                     44,500      44,200
      Deficit accumulated during the development stage   (86,505)    (79,912)
                                                      -----------    --------
         Total Stockholders' Deficit                     (27,105)    (20,812)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit  $        2  $       68
                                                      ===========    ========



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended March 31, 2006 and March 31, 2007
            and for the period from inception through March 31, 2007
                                                                       For the
                                                                     Period from
                                         For the       For the        Inception
                                       Three Months  Three Months     [8/11/99]
                                          Ended         Ended          through
                                         3/31/06       3/31/07         3/31/07
                                        ---------     ---------      -----------


Revenues                                 $ 3,750       $      0      $   16,509
Cost of Sales                            $ 3,750       $      0           5,750
                                         --------      ---------     -----------
  Gross Margin                                 0              0          10,759

General and Administrative Expenses       10,232          6,194          94,840
                                         --------      ---------     -----------
Operating Loss                           (10,232)        (6,194)        (84,081)
Interest Income                               18              0              33
Interest Expense                               0           (399)         (1,602)
                                         --------      ---------     -----------
Net Loss Before Income Taxes             (10,214)        (6,593)        (85,650)

Provision for Income Taxes                     0              0             855
                                         --------      ---------     -----------
Net Loss                                 (10,214)        (6,593)        (86,505)
                                         ========      =========     ===========

Loss Per Share                           $  (.02)      $   (.01)     $     (.11)
                                         ========      =========     ===========

Weighted Average Shares Outstanding       740,000      1,490,000         854,388
                                         ========      =========     ===========

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                       CONDENSED STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended March 31, 2006 and March 31, 2007
            and for the period from inception through March 31, 2007


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Three Months  Three Months    [8/11/99]
                                                             Ended         Ended         through
                                                            3/31/06       3/31/07        3/31/07
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (10,214)       (6,593)       (86,505)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Non-Cash Contributed by Shareholder                            0           300            900
    Increase/(Decrease) in accounts payable                    5,117           828          7,045
    Increase/(Decrease) in Income Taxes payable                 (429)            0            100
    Increase/(Decrease) in Loan from Shareholder               2,285             0          3,410
    Increase/(Decrease) in Salaries Payable                    4,800            27         39,680
    Increase/(Decrease) in accrued interest - related party        0           372            372
    Increase/(Decrease) in Unearned Revenue                   (3,250)            0              0
                                                           ---------     ---------       --------
   Net Cash Provided by/(Used for) in Operating  Activities   (1,691)       (5,066)       (34,998)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0
                                                           ---------     ---------       --------
   Net Cash Used by Investing Activities                           0             0              0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                          0             0         21,000
    Repayment on loans from shareholder                            0             0         (4,000)
    Proceeds from loans from shareholder                           0         5,000         18,000
                                                           ---------     ---------       --------
   Net Cash Provided by Financing Activities                       0         5,000         35,000

                Net Increase(decrease) in Cash                (1,691)          (66)             2

Beginning Cash Balance                                         3,194            68              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $     1,503             2     $        2
                                                           =========     =========       ========

Supplemental Schedule of Cash Flow Activities
        Cash paid for:
                Interest                                 $         0     $       0     $        0
                Income Taxes                             $       429     $       0     $      884
                Stock Issued for accrued liabilities     $         0     $       0     $   37,500

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                   Notes to the Condensed Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed financial statements of Hangman Productions, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2006. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

          Reclassifications - Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (6,194) for the three months ended March 31, 2007. At March 31, 2007, the Company had total current assets of $2 and total liabilities of $27,106. These factors raise substantial doubt about the Company's ability to continue as a going concern. Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3- OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no Officer expense recorded for the three months ended March 31, 2007. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006, salaries payable accrued interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2007. For the three months ended March 31, 2007, the Company has accrued interest of $27.

          As of March 31, 2007, approximately 68% of the Company's issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          On February 15, 2007, a shareholder loaned the Company $5,000 on an unsecured debenture. The note accrues interest at 10% per annum and matures on December 31, 2008. As of March 31, 2007, the Company had an outstanding balance on loans from a shareholder of $14,000. The Company has accrued interest of $372 on these notes.

          During the three months ended March 31, 2007, shareholders provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended March 31, 2007 equates to $300.

NOTE 4- IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

          SFAS 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

Item 2.Management's Discussion and Analysis or Plan of Operation.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2007, resulted in a net loss of ($6,593). This net loss is a decrease of ($3,621) from the net loss for the three month period ended March 31, 2006 of ($10,214). The Basic Loss per Share for the three month period ended March 21, 2007 was ($0.01), as compared to a loss per share of ($0.02) for the three month period ended March 31, 2006. Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     Revenues decreased from $3,750 for the three month period ended March 31, 2006, to $0 for the three month period ended March 31, 2007. The decrease in the Company's revenue was a result of the timing of the Company's screenplay contests. The Company did not host a screenplay contest during the three month period ended March, 31, 2007. All of the Company's revenue is generated from entry fees for the Company's screenplay contests.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of goods sold was $0 for the three month period ended March 31, 2007, and $3,750 for the three month period ended March 31, 2007.. Included in the Cost of Goods sold figure is the prize monies awarded to the finalist in the Company's screenplay contest. No prize monies were awarded in the three months ended March 31, 2006 or 2007.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2007, decreased by $4,038 to $6,194 as compared to $10,232 for the three month period ended March 31, 2006. The decrease was due to the decreased salaries, and website development and marketing expenses. For the quarter ended March 31, 2006, the Company incurred website development and marketing expenses in anticipation for the Company's screenplay contest that commenced in 2006. The Company also incurred compensation expense of $1,600 per month for the Executive Officers through March 31, 2006. Effective as of April 1, 2006, the Company's officers and directors resolved to suspend the payment of salaries until the Company generates positive operating cash flow. Salaries will be reinstated once the Company generates positive operating cash flow on a quarterly basis, at which time Mr. James Doolin will receive $1,000 per month, Mr. Shane Thueson will receive $500 per month, and Mr. John Winchester will receive $100 per month.

     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the three month period ended March 31, 2007, increased $399 to $399 as compared to $0 for the three month period ended March 31, 2006. This increase is due to an interest due on accrued salaries to one of the Company's officers and directors. In addition, for the three month period ended March 31, 2007, the Company maintained an outstanding loan balance to a shareholder of $14,000 which incurred interest. The Company did not have any outstanding loans for the three month period ended March 31, 2006.

     LIQUIDITY

     As of March 31, 2007, the Company had total current assets of $2 and total liabilities of $27,107. As of March 31, 2007, the Company's total future obligations were $27,107.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $2, as of March 31, 2007, the Company has adequate resources for the Company's planned operations for the next 12 months.

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

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 1 above, which have been prepared in accordance with Generally Accepted Accounting Principals of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts. See Note 4 contained in Item 1 for additional discussions of these and other accounting policies and disclosures required by GAAP.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2007.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:5/10/07                 /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:5/10/07                    /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date:5/10/07                 /S/JAMES DOOLIN
                            James Doolin, President and Director