Form 10QSB
period 2007-06-30
Hangman Productions, Inc.
filed 2007-08-14
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2007

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

                                  July 18, 2007

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of June 30, 2007
                              and December 31, 2006

                                                       06/30/07      12/31/06
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   34,040  $       68
                                                      -----------    --------
         Total Current Assets                             34,040          68

      Film Costs                                          57,719           0
                                                      -----------    --------
         Total Non-current Assets                         57,719           0
                                                      -----------    --------

         Total Assets                                     91,759          68
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    9,250  $    6,217
      Franchise Taxes Payable                                397         100
      Accrued Interest - Related Party                     2,023         981
      Salaries Payable                                     2,207       2,153
      Payable to Shareholder                               2,429       2,429
      Note Payable - Shareholder                          14,000       9,000
                                                      -----------    --------
         Total Current Liabilities                        30,306      20,880

      Note Payable - Shareholder                          10,000           0
                                                      -----------    --------

Total Liabilities                                      $  40,306   $  20,880


Noncontrolling Interest                                $  90,000   $       -



Stockholders' Deficit:
      Common Stock, $.01 par value;
         50,000,000 shares authorized;
         1,490,000 shares issued
         and outstanding
                                                          14,900      14,900
      Paid-in Capital                                     44,800      44,200
      Deficit accumulated during the development stage   (98,247)     (79,912)
                                                      -----------    --------
         Total Stockholders' Deficit                     (38,547)     (20,812)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit  $   91,759   $       68
                                                      ===========    ========

                 See accompanying notes to financial statements



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Month and Six Month Periods Ended June 30, 2007 and 2006
            and for the period from inception through June 30, 2007
                                                                                                           For the
                                                                                                         Period from
                                         For the       For the          For the           For the         Inception
                                       Three Months  Three Months      Six Months        Six Months       [8/11/99]
                                          Ended         Ended            Ended             Ended           through
                                         6/30/07       6/30/06          6/30/07           6/30/06          6/30/07
                                        ---------     ---------        ---------         ---------       -----------


Revenues                                $      0       $      0        $      0          $  3,750          $ 16,509
Cost of Sales                                  0              0               0             3,750             5,750
                                         --------      ---------       ---------         ---------       -----------
  Gross Margin                                 0              0               0                 0            10,759

General and Administrative Expenses       10,945          1,766          17,140            11,998           105,786
                                         --------      ---------       ---------         ---------       -----------
Operating Loss                           (10,945)        (1,766)        (17,140)          (11,998)          (95,027)
Interest Income                                0              0               0                18                33
Interest Expense                            (696)             0          (1,095)                0            (2,298)
                                         --------      ---------       ---------         ---------       -----------
Net Loss Before Income Taxes             (11,641)        (1,766)        (18,235)          (11,980)          (97,292)

Provision for Income Taxes                   100              0             100                 0               955
                                         --------      ---------       ---------         ---------       -----------
Net Loss                                $(11,741)      $ (1,766)       $(18,335)         $(11,980)          (98,247)
                                         ========      =========       =========         =========       ===========

Loss Per Share                          $   (.01)      $   (.01)       $   (.01)         $   (.01)         $   (.11)
                                         ========      =========       =========         =========       ===========

Weighted Average Shares Outstanding     1,490,000      1,490,000       1,490,000         1,112,928          872,944
                                         ========      =========       =========         =========       ===========

                 See accompanying notes to financial statements

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 2007 and 2006
            and for the period from inception through June 30, 2007


                                                                                      For the
                                                                                    Period from
                                                            For the     For the      Inception
                                                         Six Months   Six Months     [8/11/99]
                                                            Ended       Ended         through
                                                           6/30/07     6/30/06        6/30/07
                                                           --------   --------     -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                    (18,335)   (11,980)       (98,247)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Non-Cash Contributed by Shareholder                         600          0          1,200
    Film Production Costs                                   (57,719)         0        (57,719)
    Increase/(Decrease) in accounts payable                   3,033          0          9,250
    Increase/(Decrease) in Income Taxes payable                 297       (429)           397
    Increase/(Decrease) in Loan from Shareholder                  0      4,800          3,410
    Increase/(Decrease) in Salaries Payable                      54      2,598         39,707
    Increase/(Decrease) in accrued interest - related party   1,042          0          1,042
    Increase/(Decrease) in Unearned Revenue                       0     (3,250)             0
                                                           ---------  ---------       --------
   Net Cash Provided by/(Used for) in Operating  Activities (71,028)    (8,261)       (100,960)

Cash Flows Provided by Financing Activities
    Noncontrolling interest                                  90,000          0         90,000
    Issued stock for cash                                         0          0         21,000
    Repayment on loans from shareholder                           0     (3,000)        (4,000)
    Proceeds from loans from shareholder                     15,000     10,000         28,000
                                                           ---------   ---------       --------
   Net Cash Provided by Financing Activities                105,000      7,000        135,000

                Net Increase(decrease) in Cash               33,972     (1,261)        34,040

Beginning Cash Balance                                           68      3,194              0
                                                           ---------     ---------    ---------

Ending Cash Balance                                          34,040      1,933      $  34,040
                                                           =========     =========    ========

Supplemental Schedule of Cash Flow Activities
        Cash paid for:
                Interest                                 $        0      $   0      $       0
                Income Taxes                             $        0      $ 429      $     884
                Stock Issued for accrued liabilities     $        0      $   0      $  37,500

                 See accompanying notes to financial statements

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements


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

          Consolidation - The accompanying consolidated financial statements include all of the accounts of Hangman Productions, Inc. and its wholly-owned subsidiary, 4th Grade Films, Inc. All significant inter-company accounts and transactions have been eliminated.

          Filmed Entertainment Costs - In accordance with SOP 00-2, Filmed entertainment costs include capitalized production costs and overhead. These costs, as well as participation and exploitation costs, are recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years.

          Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television product basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues an other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production's fair value.

          Reclassifications - Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (11,741) for the three months ended June 30, 2007. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to host screenplay contests and further exploring opportunities within the film production industry. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements

NOTE 3- OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no Officer expense recorded for the three months ended June 30, 2007. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006, salaries payable accrued interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2007. For the three months ended June 30, 2007, the Company has accrued interest of $27.

          As of June 30, 2007, approximately 68% of the Company's issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          On February 15, 2007, a shareholder loaned the Company $5,000 on an unsecured debenture. The note accrues interest at 10% per annum and matures on December 31, 2008. As of June 30, 2007, the Company had an outstanding balance on loans from a shareholder of $14,000. The Company has accrued interest of $423 on these notes.

          During the three months ended June 30, 2007, a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures in two years. As of June 30, 2007, the note had accrued interest of $247.

          During the three months ended June 30, 2007, shareholders provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended June 30, 2007 equates to $300.


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

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements

 Note 5 - ESTABLISHMENT OF CONSOLIDATED SUBSIDIARY

          On April 24, 2007, the Company established the wholly owned subsidiary 4th Grade Films, Inc. (4th Grade or the subsidiary). As of June 30, 2007, the Company owned 100% of the subsidiary's 745,000 shares of $0.01 par value Common stock. Results of operations and all assets and liabilities of the subsidiary from April 24, 2007 through June 30, 2007 have been consolidated with those of the Company. During the interim period the subsidiary issued 30,000 shares of $0.01 par value Series A convertible Preferred stock (Preferred stock) priced at $3.00 per share for gross proceeds of $90,000. Each share of Preferred stock can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten (10) shares of fully paid and nonassessable shares of 4th Grade Common stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred stock shall automatically be called and each share of Preferred stock shall be converted into ten (10) shares of fully paid and nonassessable shares of 4th Grade Common stock, $0.01 par value. Holders of the Preferred stock have no voting rights. The issued Preferred shares constitute a Non controlling interest in the consolidated Company.

          4th Grade Films, Inc. is an independent film production company. The subsidiary is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. The subsidiary will focus on independent film projects with budgets ranging from $25,000 to $250,000. Currently, 4th Grade Films, Inc. has developed, financed and produced a film which is in the post-production stage. The subsidiary plans to continue to develop, finance, produce market and distribute films within the independent film community. As of June 30,2007, the subsidiary has incurred approximately $57,719 in costs related to its current production.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended June 30, 2007, resulted in a net loss of ($11,741). This net loss is a increase of ($9,975) from the net loss for the three month period ended June 30, 2006 of ($1,766). The Basic Loss per Share for the three month period ended June 30, 2007 was ($0.01), as compared to a loss per share of ($0.01) for the three month period ended June 30, 2006. Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     Revenues remained at zero for the three month period ended June 30, 2007, the same as for the three month period ended June 30, 2006. The Company did not host a screenplay contest during the three month period ended June 30, 2007. All of the Company's revenue is generated from entry fees for the Company's screenplay contests.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of goods sold was $0 for the three month period ended June 30, 2007, and $3,750 for the three month period ended June 30, 2006. Since the Company did not host any screenplay contest, there were no expenses attributed from the contests.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended June 30, 2007, increased to $10,945 as compared to $1,766 for the three month period ended June 30, 2006. The increase was due to the expenses incurred on behalf of the Company's formation of a subsidiary, 4th Grade Films, Inc.

     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the three month period ended June 30, 2007, increased $696 to $696 as compared to $0 for the three month period ended June 30, 2006. This increase is due to interest due on accrued salaries to one of the Company's officers and directors. In addition, for the three month period ended June 30, 2007, the Company maintained an outstanding loan balance to a shareholders of $24,000 which incurred interest. The Company did not have any outstanding loans for the three month period ended June 30, 2006.

     LIQUIDITY

     As of June 30, 2007, the Company had total current assets of $34,040 and total liabilities of $40,306. As of June 30, 2007, the Company's total future obligations were $40,306.

     Because the Company has accumulated losses since inception, has minimal liquid current assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $34,040, as of June 30, 2007, the Company has adequate resources for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures to range between $500 and $1,000 per month. The Company anticipates hosting an additional screenplay contest in the fiscal year 2007. The Company is unable to accurately project the amount of revenue the screenplay contest will generate. However, the Company's management has agreed to advance the Company monies not to exceed $40,000, as loans to the Company and/or its subsidiary, at any point over the next twelve months. These funds will allow the Company sufficient resources to continue operations regardless of the revenue generated from the upcoming film project or screenplay contests. As previously discussed, if the Company and/or its subsidiary needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to explore opportunities to enhance the value of the Company and its profitability.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of June 30, 2007.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:8/13/07                 /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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


Date:8/13/07                    /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.



Date:8/13/07                 /S/JAMES DOOLIN
                            James Doolin, President and Director