Form 10QSB
period 2007-09-30
Hangman Productions, Inc.
filed 2007-11-14
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2007

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

                         1338 South Foothill Drive, #200
                            Salt Lake City, UT 84108
                                -----------------
                     (Address of Principal Executive Office)

 Issuer's Telephone Number, including Area Code:  (801) 649-3519

                             1704 East Harvard Ave.
                            Salt Lake City, UT 84108

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

                               September 30, 2007

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of September 30, 2007
                              and December 31, 2006

                                                       09/30/07      12/31/06
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   16,705  $       68
                                                      -----------    --------
         Total Current Assets                             16,705          68

      Film Costs                                          68,448           0
                                                      -----------    --------
         Total Non-current Assets                         68,448           0

         Total Assets                                     85,153          68
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts Payable                                $    4,525  $    6,217
      Accrued Liabilities                                 11,113           0
      Franchise Taxes Payable                                200         100
      Accrued Interest - Related Party                     2,719         981
      Salaries Payable                                     2,207       2,153
      Payable to Shareholder                               2,429       2,429
      Note Payable - Shareholder                          14,000       9,000
                                                      -----------    --------
         Total Current Liabilities                        37,193      20,880

      Note Payable - Shareholder                          10,000           0
                                                      -----------    --------


         Total Liabilities                            $   47,193   $  20,880
                                                      -----------    --------

         Noncontrolling Interest                      $   90,000   $       0
                                                      -----------    --------

Stockholders' Deficit:
      Common Stock, $.01 par value;
         50,000,000 shares authorized;
         1,490,000 issued and outstanding
                                                          14,900      14,900
      Paid-in Capital                                     45,100      44,200
      Deficit accumulated during the development stage  (112,040)    (79,912)
                                                      -----------    --------
         Total Stockholders' Deficit                     (52,040)    (20,812)
                                                      -----------    --------
         Total Liabilities and Stockholders' Deficit  $   85,153  $       68
                                                      ===========    ========

                 See accompanying notes to financial statements



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended September 30, 2007 and 2006
            and for the period from inception through September 30, 2007
                                                                                                     For the
                                                                                                   Period from
                                         For the       For the       For the       For the          Inception
                                       Three Months   Nine Months  Three Months  Nine Months        [8/11/99]
                                          Ended         Ended         Ended         Ended            through
                                         9/30/07       9/30/07       9/30/06       9/30/06           9/30/07
                                        ---------     ---------    -----------    ----------       -----------


Revenues                                 $     0       $      0      $      0        $ 3,750       $   16,509
Cost of Sales                            $     0       $      0      $      0        $ 3,750            5,750
                                         --------      ---------     ---------       --------      -----------
  Gross Margin                                 0              0             0              0           10,759

General and Administrative Expenses       13,068         30,208         2,194         13,814          118,884
                                         --------      ---------     ---------       --------      -----------
Net Loss from Operations                 (13,068)       (30,208)       (2,194)       (13,814)        (108,095)
                                         --------      ---------     ---------       --------      -----------

Interest Income                          $     0       $      0      $      0        $     0       $       33
Interest (Expense)                       $  (725)      $ (1,820)     $   (355)       $  (715)      $   (3,023)
                                         --------      ---------     ---------       --------      -----------

       Net Loss Before Income Taxes      (13,793)       (32,028)       (2,549)       (14,529)        (111,085)

Provision for Income Taxes                     0            100             0              0              955
                                         --------      ---------     ---------       --------      -----------
Net Loss                                 (13,793)       (32,128)       (2,549)       (14,529)        (112,040)
                                         ========      =========     =========       ========      ===========

Loss Per Share                           $  (.01)      $   (.02)     $   (.01)       $  (.01)      $     (.13)
                                         ========      =========     =========       ========      ===========

Weighted Average Shares Outstanding     1,490,000      1,490,000     1,490,000      1,240,000          890,635
                                         ========      =========     =========       ========      ===========

                 See accompanying notes to financial statements

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Month Periods Ended September 30, 2007 and 2006
            and for the period from inception through September 30, 2006


                                                                                         For the
                                                                                       Period from
                                                            For the       For the       Inception
                                                          Nine Months   Nine Months     [8/11/99]
                                                             Ended         Ended         through
                                                            9/30/07       9/30/06        9/30/07
                                                           ---------     --------      -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                                     (32,128)      (14,529)      (112,040)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Non-cash contribution by Shareholder                         900           300          1,500
    Film Production Costs                                    (68,448)            0        (68,448)
    Increase/(Decrease) in accounts payable                    9,421         1,659         15,638
    Increase/(Decrease) in Income Taxes payable                  100          (429)           200
    Increase/(Decrease) in Loan from Shareholder                   0         2,901          3,410
    Increase/(Decrease) in Salaries Payable                       54         4,852         39,707
    Increase/(Decrease) in Accrued Interest - related party    1,738             0          1,738
    Increase/(Decrease) in Unearned Revenue                        0        (3,250)             0
                                                           ---------     ---------       --------
   Net Cash Provided by/(Used for) in Operating  Activities  (88,363)       (8,496)      (118,295)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                          0             0              0
                                                           ---------     ---------       --------
   Net Cash Used by Investing Activities                           0             0              0

Cash Flows Provided by Financing Activities
    Proceeds from issuance of Preferred Shares                90,000             0         90,000
    Issued stock for cash                                          0            0          21,000
    Repayment on loans from shareholder                            0        (3,000)        (4,000)
    Proceeds from loan from shareholder                       15,000        10,000         28,000
                                                           ---------     ---------       --------
   Net Cash Provided by Financing Activities                 105,000         7,000        135,000

                Net Increase(decrease) in Cash                16,637       (1,496)         16,705

Beginning Cash Balance                                            68         3,194              0
                                                           ---------     ---------       --------

Ending Cash Balance                                      $    16,705    $    1,698     $   16,705
                                                           =========     =========       ========

Supplemental schedule of cash flow activities
    Cash paid for
       Interest                                         $         0    $        0     $       0
       Income taxes                                     $         0    $      429     $     429
       Stock issued for accrued liability               $         0    $   37,500     $  37,500


                 See accompanying notes to financial statements

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
            Notes to the Condensed Consolidated Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of Hangman Productions, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2006. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

          Consolidation - The accompanying consolidated financial statements include all of the accounts of Hangman Productions, Inc. and its subsidiary, 4th Grade Films, Inc. All significant inter-company accounts and transactions have been eliminated.

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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (13,793) for the three months ended September 30, 2007. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to host screenplay contests and further exploring opportunities within the film production industry. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
            Notes to the Condensed Consolidated Financial Statements

NOTE 3- OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no Officer expense recorded for the three months ended September 30, 2007. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006, salaries payable accrued interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2007. For the three months ended September 30, 2007, the Company has accrued interest of $28.

          As of September 30, 2007, approximately 68% of the Company's issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          On February 15, 2007, a shareholder loaned the Company $5,000 on an unsecured debenture. The note accrues interest at 10% per annum and matures on December 31, 2008. As of September 30, 2007, the Company had an outstanding balance on loans from a shareholder of $14,000. The Company has accrued interest of $374 on these notes.

          During the three months ended September 30, 2007, a shareholder loaned the Company $10,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures in two years. As of September 30, 2007, the note had accrued interest of $258.

          During the three months ended September 30, 2007, shareholders provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended September 30, 2007 equates to $300.


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

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
            Notes to the Condensed Consolidated Financial Statements

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

          4th Grade Films, Inc. is an independent film production company. The subsidiary is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. The subsidiary will focus on independent film projects with budgets ranging from $25,000 to $250,000. Currently, 4th Grade Films, Inc. has developed, financed and produced a film which is in the post-production stage. The subsidiary plans to continue to develop, finance, produce market and distribute films within the independent film community. As of September 30,2007, the subsidiary has incurred approximately $10,729 in costs related to its current production.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended September 30, 2007, resulted in a net loss of ($13,793). This net loss is an increase of $11,244 from the net loss for the three month period ended September 30, 2006 of ($2,549). The Basic Loss per Share for the three month period ended September 30, 2007 was ($0.01), as compared to a loss per share of ($0.01) for the three month period ended September 30, 2006. Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     Revenues remained at zero for the three month period ended September 30, 2007, the same as for the three month period ended September 30, 2006. The Company did not host a screenplay contest during the three month period ended September 30, 2007. All of the Company's revenue is generated from entry fees for the Company's screenplay contests.

     OPERATING RESULTS COST OF GOODS SOLD/COST OF SALES

     Cost of sales was $0 for the three month period ended September 30, 2007, and $0 for the three month period ended September 30, 2006. Since the Company did not host any screenplay contest, there were no expenses attributed from the contests.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the three month period ended September 30, 2007, increased to $13,068 as compared to $2,194 for the three month period ended September 30, 2006. The increase was due to film productions expenses incurred on behalf of the Company's subsidiary, 4th Grade Films, Inc.

     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the three month period ended September 30, 2007, increased $370 to $725 as compared to $355 for the three month period ended September 30, 2006. This increase is due to interest due on accrued salaries to one of the Company's officers and directors. In addition, for the three month period ended September 30, 2007, the Company maintained an outstanding loan balance to shareholders of $24,000 which incurred interest. The Company did not have any outstanding loans for the three month period ended September 30, 2006.

     LIQUIDITY

     As of September 30, 2007, the Company had total current assets of $16,075 and total liabilities of $47,193. As of September 30, 2007, the Company's total future obligations were $47,193.

     Because the Company has accumulated losses since inception, has minimal liquid current assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $16,705, as of September 30, 2007, the Company has adequate resources for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures to range between $500 and $4,000 per month. The Company anticipates hosting an additional screenplay contest commencing prior to the the fiscal year-end 2007. The Company is unable to accurately project the amount of revenue the screenplay contest will generate. However, the Company's management has agreed to advance the Company monies not to exceed $40,000, as loans to the Company and/or its subsidiary, at any point over the next twelve months. These funds will allow the Company sufficient resources to continue operations regardless of the revenue generated from the upcoming film project or screenplay contests. As previously discussed, if the Company and/or its subsidiary needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of September 30, 2007.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Hangman Productions, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 11/14/07              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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

Date: 11/14/07                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hangman Productions, Inc.

Date: 11/14/07                  /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director