Form 10KSB
period 2007-12-31
Hangman Productions, Inc.
filed 2008-03-13
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2007
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

                            1338 S FOOTHILL DR. #200
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

     Indicate  by check  mark  whether  the Issuer is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     Indicate by check mark whether the Issuer is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No X
                                     ---    ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be
contained,   to  the  best  of  Issuer's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the Issuer's revenues for its most recent fiscal year: December 31, 2007 - $0


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 13, 2008 - $63,878. There are approximately 125,250 shares of common voting stock of the Issuer not held by affiliates. These computations are based upon the bid price of $.51 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. ("FINRA") on February 13, 2008.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 February 13, 2008

                                    1,490,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---
                                               PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Organization, Charter Amendments and General History
          ----------------------------------------------------

     Hangman Productions, Inc. a Utah corporation (the "Company," "Hangman," "we," "us" and words of similar import), was organized under the laws of the State of Utah on August 16, 1999, under the name "BBC2, Inc." Following the Company's organization the Company conducted an offering of its common stock pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities. On December 19, 2001, the Company changed its name to Hangman Productions, Inc., to more accurately reflect the Company's participation in the film production industry.

     The Company's operations during the year ended December 31, 2007, resulted in $0 in revenue. The Company's cost of revenue for the year ended December 31, 2007, was $0 and general and administrative expenses were $38,153, resulting in an operating loss of $38,153, and a net loss of $40,899 after accounting for interest expense and franchise taxes.

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2007, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's accumulated losses, minimal assets, negative working capital, and is still developing operations.

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

     In March 2006, the Company issued 750,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $.05 per share based on the company's most recent trading activity in January of 2004.

     On April 25, 2007, the Company established a subsidiary, 4th Grade Films, Inc. 4th Grade Films, Inc. (the "Subsidiary" or "4th Grade Films") was incorporated under the laws of the State of Utah, with an authorized capital of $550,000 divided into 50,000,000 shares of Common Stock, par value of $0.01 per share, and 5,000,000 shares of Preferred Stock, par value of $.01 per share. 4th Grade Films was incorporated and is a subsidiary of Hangman Productions, Inc. The Company was formed for the primary purpose of financing, producing, marketing and distributing films. 4th Grade Films filed a Registration Statement on Form 10-SB. For further information regarding 4th Grade Films please see the amended Form 10-SB as filed with the Securities and Exchange Commission October 29, 2007.

        Business.
        ---------

     Hangman is involved in the film production industry. The Company's operations are divided into two operating units:

        1) Screenplay contests
        2) Film and content production

     SCREENPLAY CONTESTS

     For the past few years the Company has been focused on seeking out undiscovered screenwriters through its screenplay contest, the ScreenplayShootout! The Company commenced the third edition of the ScreenplayShootout! in December, 2007. The Company is excited to continue providing opportunities for emerging screenwriters and developing our relationships within both the screenwriting and the film-making community.

     Hangman will continue hosting the ScreenplayShootout! and will develop additional screenplay contests throughout the next twelve months. The Company's management believes the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who will advertise on Hangman's web properties and other promotional outlets, targeting the Company's participant demographic. The latest iteration of The ScreenplayShootout! began in December 2007 and the call for submissions will close June 30, 2008. Winners will be announced August 31, 2008. Hangman's marketing campaign for this most recent contest includes advertising with Filmmakers.com, ScreenwritersUtopia.com, and MovieBytes.com. Hangman will also implement a targeted email campaign to former contest's participants as well as other interested parties within the screenwriting community.

     Hangman will also begin developing additional contests to supplement the ScreenplayShootout! this year. The ScreenplayShootout! welcomes submissions from all genres, whereas the new contests will focus on individual genres. Although a genre-specific contest may reduce marketability to a broad participation base, it will attract a greater concentration of participants within a specific genre, due to a standardization of judgment parameters. Conducting genre-specific contests will allow Hangman to attract sponsors who are targeting specific audiences. Furthermore, the Company will be able to more accurately target genre-specific entrants and direct marketing resources to these respective groups.

     FILM AND CONTENT PRODUCTION

     In 2007, Hangman's management established a subsidiary, 4th Grade Films, to expand the Company's presence in the film community. 4th Grade Films is an independent film production company. The Company is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. In June the Company began production of a feature film, 4 STORIES OF ST. JULIAN. Post-production of the film will be completed by June 2008.

     Due to the significant demands on time and resources associated with the production of the film, the Company determined that hosting a screenplay contest concurrent with the feature production would dilute the quality of the contest and would be detrimental to the potential success of both projects. Therefore our management concluded to postpone the 2007 ScreenplayShootout! until the most time-intensive elements of post-production for the feature were completed. Therefore the Company delayed the commencement of the 3rd ScreenplayShootout! until December 2007, which allowed management the appropriate time and effort to dedicate to the contest. Because of this decision the Company did not generate any revenue from its contests in 2007, as contest participants typically wait until the last few months of the contest to enter their submissions. Management believes that delaying the contest was the best decision for the long-term success of the Company's contest and film project.

     As previously mentioned 4th Grade Films, began production of a feature film in 2007. The film will be completed by June, 2008. At that time, the Company's management will shift focus entirely to marketing and securing distribution for the film. 4th Grade Films long-term strategy includes producing subsequent feature films and exploring production opportunities outside narrative feature films including corporate videos, documentaries, and commercials. These projects will allow the Company to generate revenue by charging a production fee and passing production costs directly to the client.

     For further  information on the Company's  operations see See Part II, Item
6. Management's Discussion and Analysis or Plan of Operation.

     DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

     The Company seeks to attract and develop talent and enable access to content through its screenplay contests and film production activities. Participants of the screenplay contests will be able to access the contests via the Company's websites. Hangman has developed websites for its contests, and markets these websites through internet banner advertisements, screenplay directory sites, and printed publications. The Company has also created a print advertisement campaign to target the film making and entertainment industry and promote its contests and film production efforts. Advertisements are primarily targeted during the Company's contests and film projects.

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

     The Company's ability to obtain access to content is driven by the Company's ability to attract new and undiscovered talent. The Company is using its contest-based platform to develop relationships with the writer community and develop marketable content. The Company sponsored contests face numerous competitors. Many of the competitors have similar web-based contests that offer cash prizes and are affiliated with larger, well-known production companies. The Company's ScreenplayShootout! is targeted for a broad audience. The contest is open to all genres and has minimal requirements. The entry fee is priced within the median range of other contests. The cash prizes are also within the median range of other contests. Hangman believes that its success relies on the Company's ability to build brand awareness within the writer community and establish a strong network with a variety of management and productions companies.

     DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     Currently the Company's financial success relies on the success of its contests and feature film projects. Currently the Company's only customers are the contest entrants. The Company hopes to attract additional customers through its distribution of its feature film. If the Company enters into partnerships or any other relationships with production or distribution companies, these customers will be necessary for the Company to generate revenue for the Company's film projects.

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

     REPORTING REQUIRMENTS

     As an issuer whose securities will be registered under Section 12(g) of the Exchange Act, we will be required to file periodic reports with the Securities and Exchange Commission (the "Commission"). In addition, the Financial Industry Regulatory Authority, Inc. (the "FINRA"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act.

     The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 or 1- 202-942-8090. The Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

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

     * Management is required to issue a report on internal controls over financial reporting;

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

                      RISKS ASSOCIATED WITH OUR OPERATIONS
                      ------------------------------------

     EXECUTIVE OFFICERS HAVE NO LONG-TERM EXPERIENCE WITHIN THE FILM AND ENTERTAINMENT INDUSTRY

     The Company's officers have no specific experience in the film production industry. This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully execute on the Company's business strategy.

     EXECUTIVE OFFICERS AND MAJORITY SHAREHOLDERS MAINTAIN SIGNIFICANT CONTROL OVER THE COMPANY AND ITS ASSETS

     Hangman's executive officers maintain control over the Company's board of directors and also control the Company's business operations and policies. In addition, four shareholders, excluding the Company's executive officers, control 76.1% of the Company's issued and outstanding common stock. Furthermore, the Doolin Family owns 69.5% of the Company's outstanding shares. Management believes that this constitutes a controlling interest in the Company. As a result, these majority shareholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. See Part II, Item 11.

     WE MAY REQUIRE ADDITIONAL FUNDS TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITIY TO OBTAIN ADDITIONAL FINANCING COULD CAUSE US TO CEASE OUR BUSINESS OPERATIONS

     We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations. We may not be able to obtain financing if and when it is needed on terms we deem acceptable.

     Over the next twelve months the Company's management will advance the Company monies not to exceed $40,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. The loan from the Company's management will provide the Company with enough cash resources to meet its presently anticipated working capital and capital expenditure requirements for the next 12 months. Beyond the next 12 months the Company's future liquidity and capital requirements will depend upon the success of its business and the ability of the Company to generate profits from these operations. If the Company's operations are not able to generate sufficient income and additional monies are needed beyond the next twelve months, it will be up to the Company's management to raise additional monies.

     If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain activities and development programs. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

     FUTURE DEBT FINANCING MAY INVOLVE RESTRICTIVE COVENANTS THAT MAY LIMIT THE COMPANY'S OPERATING FLEXIBILITY

     Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt; a limit on dividends, limit on sale of assets, or specific collateral requirements. Furthermore, if the Company raises funds through debt financing, and the Company would also become subject to interest and principal payment obligations.

     IT IS LIKELY THAT ADDITIONAL SHARES OF OUR STOCK WILL BE ISSUED IN THE NORMAL COURSE OF OUR BUSINESS DEVELOPMENT, WHICH WILL RESULT IN A DILUTIVE AFFECT ON OUR EXISTING SHAREHOLDERS

     We will issue additional stock as required to raise additional working capital in order to secure intellectual properties, undertake new projects, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities.

     THE COMPANY MAY EXPERIENCE  FLUCTUATIONS IN OPERATING RESULTS;

     The Company's operating results are likely to fluctuate in the future as a result of a variety of factors. Some of these factors may include economic conditions, the amount and timing of the receipt of new business; timing of the Company's screenplay contests; the success of the Company's screenplay contests and the revenue generated from such contests, the marketability of the Company's film projects, capital expenditures and other costs relating to the expansion of operations; the ability of the Company to develop contacts and establish a network within the entertainment production and management industry; the cost of advertising and related media. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The report of independent registered public accounting firm, issued in connection with the audited financial statements of the Company for the period ended December 31, 2007, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

     In March 2006, the Company issued 750,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $.05 per share based on the company's most recent trading activity in January of 2004.

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

                           Date              Number of           Aggregate
        Name              Acquired             Shares           Consideration
        ----              --------            ---------         -------------
        JAMES P. DOOLIN*         08/99               50,000           $     500

        ALYCIA D. ANTHONY*       08/99               25,000           $     250

        RICHARD R. ANTHONY*      08/99               25,000           $     250

        MICHAEL J. DOOLIN*       08/99              300,000           $   3,000

        PURCHASERS UNDER         12/99              320,000           $  16,000
        RULE 506 OFFERING**

        PURCHASERS UNDER         01/04               20,000           $   1,000
        RULE 504 OFFERING***

        SHARES ISSUED IN         03/06              750,000           $  37,500
        EXCHANGE FOR FORGIVENESS
        OF DEBT ****

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

     *** The 20,000 shares that the Company issued in January 13, 2004, in connection with the Offering are eligible for resale as of January 13, 2005, in compliance with Rule 144 of the Securities and Exchange Commission.

     **** The 750,000 shares that the Company issued March 2006, for forgiveness of debt in accrued salaries are eligible for resale as of March 2007, in compliance with Rule 144 of the Securities and Exchange Commission.

     RISKS ASSOCIATED WITH THE ENTERTAINMENT AND FILM PRODUCTION INDUSTRIES
     ----------------------------------------------------------------------

     COMPETITION   FROM  PROVIDERS  OF  SIMILAR   PRODUCTS  AND  SERVICES  COULD
     MATERIALLY ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION

     The industry in which we compete is a rapidly evolving, highly competitive and fragmented market , which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the entertainment and film production industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better market acceptance. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company's business, operating results and financial condition.

     THE ENTERTAINMENT AND FILM PRODUCTION INDUSTIRES HAVE RELATIVELY LOW BARRIERS TO ENTRY AND THE COMPANY MAY FACE SIGNIFICANT COMPETITION

     There are relatively low barriers to entry into the Company's industry. Because firms such as the Company rely on the skill, knowledge and relationships of their personnel and their ability to market their products and services and create brand awareness, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company started with limited capital and anyone interested in entering the Company's business could also start with limited capital. In addition, any large or small management, production or film studio that seeks to obtain original screenplays could initiate a contest like the Company's or attract content through numerous of other channels. One of the most common channels for Company's like Hangman to attract content is by having an open submission policy, whereby anyone wanting to submit material can mail their submission directly to a management, production or film studio for no fee.

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

     THE SPECULATIVE NATURE OF THE ENTERTAINMENT AND FILM PRODUCTION INDUSTRY MAY RESULT IN OUR INABILITY TO PRODUCE PROJECTS THAT RECEIVE SUFFICIENT MARKET ACCEPTANCE FOR US TO BE SUCCESSFUL

     Certain segments of the entertainment and film production industries are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, program or other project depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. We may not be able to produce products or services that receive sufficient market acceptance for us to be successful.

CHANGES IN  TECHNOLOGY  MAY REDUCE THE DEMAND FOR THE  PRODUCTS  OR  SERVICES WE
OFFER

     The entertainment and film production industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by the Company will not be subject to such occurrence. While we may attempt to adapt to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Item 2.  Description of Property.
         -----------------------

     Hangman's executive officers currently provide office space, use of telephone lines and computer systems to the Company. As of November 1, 2006, the Company began recording a charge for these expenses of $300 per quarter. The Company used an allocation method of these expenses estimated by the Company. The Company estimates that if these expenses were recorded on a stand-alone basis the Company would incur $300 per quarter in expenses. In addition, the Company leases a mail box for approximately $150 per year.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2007, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is HGMP. The Company shares have been quoted on the OTC Bulletin Board since October 19, 2005. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

JAN 1, 2007          $.45    $.45             $ 1.01  $ 1.01
THRU
DEC 31, 2007         $.45    $.45             $10.00  $10.00

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

     Sales of "Unregistered" and "Restricted"
     Securities Over The Past Three Years.
     -------------------------------------

     In March 2006, the Company issued 750,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $.05 per share based on the company's most recent trading activity in January of 2004. There have been no other sales of the Company's unregistered securities.

     Prior to 4th Grade Films' organization on April 25, 2007, the subsidiary authorized and subsequently issued 745,000 shares of common stock to its parent, Hangman Productions, Inc. The shares were issued for expenses incurred by Hangman Productions, Inc., for the formation and incorporation of the Company. The shares were issued for cash at $0.007 per share for a total of $5,212.

     Following 4th Grade Films' organization, the subsidiary conducted an offering of 30,000 shares of Preferred Stock, Series A, at a price of $3.00 per share. This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited" and "sophisticated" investors. The offering was subsequently closed on or around June 1, 2007, with the Company having received gross proceeds of $90,000.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Plan of Operations.
     -------------------

     Last year was an exciting year for Hangman, the Company continued its efforts in the screenplay competition arena as well as producing the Company's first feature film. Hangman has been involved in the film production and management industry, primarily focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community. Up until now, the Company's prime focus has been hosting screenplay contests to develop relationships with the screenwriting community, and developing relationships within the film and entertainment industry. The Company recently commenced its third screenplay contest, the ScreenplayShootout! in December, 2007. Hangman is excited to continue providing opportunities for emerging screenwriters and developing our relationships within both the screenwriting and the film-making community. Hangman is also proud to announce that Christopher Canole, the Grand Prize winner of our 2006 ScreenplayShootout! has gone on to win the Queens International Film Festival, Creative Screenwriting magazine's AAA contest, the International Family Film Festival and was also chosen as the first screenplay to be featured in a six page story in Script magazine's February 2008 issue. Having added the ScreenplayShootout! Grand Prize to Mr. Canole's resume has opened many doors and has helped to attract interest from many producers, directors and agents. Hangman is looking forward to increased exposure within the screenplay contest community based on Mr.Canole's continued successes upon winning the ScreenplayShootout!

     2007 also marked Hangman's entry into feature film production. As previously mentioned, in April 2007, the Company established a subsidiary, 4th Grade Films. The Subsidiary is an independent film production company. It is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. 4th Grade Films strategic plan is to focus on independent film projects with budgets ranging from $25,000 to $250,000. Independent films are often distinguishable by their content or style where the writer or director's original authorial intent or personal creative vision is usually maintained in the final film. Additionally, the term "independent film" is typically used to describe less commercially driven art films which are significantly different from the norms of plot-driven, mainstream traditional "Hollywood" cinema. Hangman's management raised $90,000 in equity financing for 4th Grade Films and began production on a feature film in June, 2007. The film will be completed June, 2008. Due to the significant demands on time and resources associated with such an endeavor, the Company's management has been focused on both production and post-production of the film the majority of 2007. Upon assessing all the elements necessary to completing a feature film, our management determined that hosting a screenplay contest concurrent with the feature production would dilute the quality of the contest and would be detrimental to the potential success of both projects. Therefore Hangman's management concluded to postpone the ScreenplayShootout! until the 4th quarter of 2007, after the most time-intensive elements of production for the feature were completed. This allowed the Company's management the appropriate time and effort to dedicate to the contest.

     Hangman will continue hosting screenplay contests in 2008. The Company's management believes the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who will advertise on our web properties and other promotional materials, targeting our participant demographic. The latest iteration of the ScreenplayShootout! began in December 2007 and the call for submissions will close June 30, 2008. This year Hangman will also begin developing additional contests to supplement the ScreenplayShootout! The ScreenplayShootout! welcomes submissions from all genres, whereas the new contests will focus on individual genres. Starting in the second half of 2008, the Company will introduce a horror-themed contest. Although a genre-specific contest may reduce marketability to a broad participation base, it will attract a greater concentration of participants within a specific genre, due to a standardization of judgment parameters.

     4th Grade Films feature film will be completed by June, 2008. At that time, the Company's management will shift focus to marketing and securing distribution for the film by leveraging relationships that the Company is currently nurturing. The Company's management is currently formalizing its short-term distribution strategy for the film, which may include both domestic and international distribution through a variety of media (film festivals, DVD, cable on-demand, internet, et al). Although 4th Grade Films' future projects are not solely contingent on a successful distribution of the film it will propel the commencement of additional film projects.

     4th Grade Films long-term strategy includes producing subsequent feature films and exploring production opportunities outside narrative feature films including corporate videos, documentaries, and commercials. These projects will allow the Company to generate revenue by charging a production fee and passing production costs directly to the client.

     2008 will be an exciting year for the Company as it will mark the completion and potential distribution of its first feature film, completion of the third ScreenplayShootout!, and the initiation of its horror-themed screenplay contest. Management will continue to bolster its pipeline of projects, and intends to cultivate projects in various stages of development by year end.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     Fiscal year ended December 31, 2007 resulted in a net loss of $40,899. The Company's net loss increased $20,984 from the previous fiscal year ended December 31, 2006. The Company's net loss for the fiscal year ended December 31, 2006 was $19,915. The Basic Loss per Share for fiscal year 2007 was $0.03 compared to a loss per share of $0.02 for fiscal year ended 2006. Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     Revenues for the fiscal year ended December 31, 2007, were $0. The Company's screenplay contest commenced at the end of 2007 and therefore did not generate revenue prior to the end of the 2007 fiscal year. The Company generated $3,750 in revenue for the fiscal year ended December 31, 2006. As mentioned above, the decrease in revenue for the year ended 2007 compared to the year ended 2006 was a result of the timing of the Company's screenplay contests.

     OPERATING RESULTS COST OF SALES

     Cost of sales for the twelve-month period ended December 31, 2007, were $0 due to the lack of revenue generated. In comparison, the cost of sales for the fiscal year ended 2006 was $3,750. The difference between the two comparable periods was due to the timing of the Company's screenplay contests, as previously discussed.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the twelve-month period ended December 31, 2007, increase by $19,354 to $38,153 as compared to $18,799 for the twelve-month period ended December 31, 2006. The increase can primarily be attributed to the Company's investment in its subsidiary, 4th Grade Films, Inc. The Company incurred $16,036 in expenses from its investment in 4th Grade Films, Inc for the year ended December 31, 2007.

     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the twelve-month period ended December 31, 2007, increased $1,709 to $2,743 as compared to $1,034 for the twelve- month period ended December 31, 2006. The Company's notes payable increased $32,000 through the 2007 fiscal year, and therefore incurred greater interest expenses related to the increase in its outstanding notes payable.

     LIQUIDITY

     As of December 31, 2007, the Company had a total current asset balance of $13,145 and total liabilities of $61,103. As of December 31, 2007, the Company's total future obligations were $61,103.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $12,461, as of December 31, 2007, the Company deems that it has adequate resources for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures to range between $2,500 and $3,500 per month. Management is unable to forecast the revenue that its current contest will generate, but given the fact that the Company's management has agreed to advance the Company monies not to exceed $40,000, the Company should have sufficient funds to continue to operate over the next twelve months. If the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 7 below, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (GAAP). The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of December 31, 2007.

Item 7.  Financial Statements.
         ---------------------

Consolidated Financial Statements for the years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from inception (August 11, 1999) through December 31, 2007

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2007 and 2006 and for the period from inception (August 11, 1999) through December 31, 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from inception (August 11, 1999) through December 31, 2007

Notes to the Consolidated Financial Statements


                               Hangman Productions, Inc.
                             [A Development Stage Company]

                                   TABLE OF CONTENTS

                                                                                 Page


Report of Independent Registered Public Accounting Firm                           17

Consolidated Balance Sheet - December 31, 2007                                    18

Consolidated Statements of Operations for the Years Ended December 31, 2007 and   19
2006 and for the period from inception [August 11, 1999] through
December 31, 2007.

Consolidated Statement of Stockholders' Deficit for the period from inception     20
[August 11, 1999] through December 31, 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and   21
2004 and for the period from inception [August 11, 1999] through
December 31, 2007.

Notes to the Consolidated Financial Statements                                  22 - 27

                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Hangman Productions, Inc.

     We have audited the accompanying consolidated balance sheet of Hangman Productions, Inc. [a development stage company] as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception [August 11, 1999] through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hangman Productions, Inc. (a development stage company) as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from inception [August 11, 1999] through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MANTYLA MCREYNOLDS LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 5, 2008


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2007

                                                                            12/31/2007
                                                                        --------------------

ASSETS

Assets
       Current Assets
            Cash                                                                $     12,461
            Prepaid Expenses                                                             684
                                                                        --------------------
       Total Current Assets                                                           13,145

       Non-Current Assets
            Film Costs                                                                77,448
                                                                        --------------------
       Total Non-Current Assets                                                       77,448


Total Assets                                                                          90,593
                                                                        ====================


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

       Current Liabilities
            Accounts Payable                                                    $    10,990
            Franchise Taxes Payable                                                     100
            Accrued Interest - Related Party                                            981
            Director Compensation                                                     3,013
                                                                        --------------------
       Total Current Liabilities                                                     15,084
                                                                        --------------------

       Long Term Liabilities
            Note Payable - Shareholders                                              46,020
                                                                        --------------------

       Total Long Term Liabilities                                                   46,020

Total Liabilities                                                                    61,104

       Noncontrolling Interest                                                       90,000

       Stockholders' Deficit
            Common Stock, $.01 par value;
                 50,000,000 shares authorized;
                 1,490,000 shares issued
                 and outstanding                                                     14,900

            Additional Paid-in Capital                                               45,400

            Deficit Accumulated during the development stage                       (120,811)
                                                                        --------------------

       Total Stockholders' Deficit                                                  (60,511)
                                                                        --------------------

Total Liabilities and Stockholders' Deficit                                     $    90,593
                                                                        ====================



                 See accompanying notes to financial statements

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 2007 and 2006 and for the period from Inception [August 11, 1999] through December 31, 2007

                                                                                               Since Inception
                                                                                                   through
                                                                                                   December
                                                       2007                    2006                31, 2007
                                                  ----------------        ----------------     -----------------

Revenues                                                      $ -                 $ 3,750              $ 16,509
 Cost Of Sales                                                  -                   3,750                 5,750
                                                  ----------------        ----------------     -----------------

      Gross Margin                                              -                       -                10,759

General and Administrative Expenses                        38,153                  18,799               126,799
                                                  ----------------        ----------------     -----------------

Operating Loss                                            (38,153)                (18,799)             (116,040)
Interest Income                                                 -                      18                    33
Interest Expense                                           (2,743)                 (1,034)               (3,946)
                                                  ----------------        ----------------     -----------------

Net Loss Before Income Taxes                              (40,896)                (19,815)             (119,953)

Provision for Income Taxes                                      3                     100                   858
                                                  ----------------        ----------------     -----------------

Net Loss                                                  (40,899)                (19,915)             (120,811)
                                                  ================        ================     =================


Loss Per Share                                            $ (0.03)                $ (0.02)              $ (0.13)
                                                  ================        ================     =================


Weighted Average Shares Outstanding                     1,490,000               1,303,014               877,347
                                                  ================        ================     =================



                 See accompanying notes to financial statements

                            Hangman Productions, Inc.
                          [A Development Stage Company]
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/DEFICIT
               For the years ended December 31, 2007 and 2006 and for the period from Inception [August 11, 1999] through December 31, 2007

                                                                       Additional                            Net
                                      Common            Common          Paid-in           Accumulated    Stockholders
                                      Shares             Stock           Capital           Deficit     Equity/Deficit
Balance, August 11, 1999
(Inception)                              -               $ -              $ -               $ -              $ -

Issued stock to Officers for cash,
September 16, 1999, at
$0.01/shares                          400,000            4,000              -                 -                4,000
Issued stock to shareholders for
cash, December 11, 1999, at
$0.05/share                            37,500              375           1,500                -                1,875
Issued stock to shareholders for
cash, December 20, 1999, at
$0.05/share                            14,000              140             560                -                  700
Issued stock to shareholders for
cash, December 27, 1999, at
$0.05/share                           268,500            2,685          10,740                -               13,425
Net loss for the Year Ended
December 31, 1999                           -                -               -                 (411)            (411)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 1999             720,000             7,200           12,800              (411)          19,589
Net loss for the year Ended
December 31, 2000                           -                -               -               (4,478)          (4,478)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2000             720,000             7,200           12,800            (4,889)          15,111
Net loss for the year Ended
December 31, 2001                           -                -               -                 (557)            (557)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2001             720,000             7,200           12,800            (5,446)          14,554
Net loss for the year Ended
December 31, 2002                           -                -               -               (2,139)          (2,139)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2002             720,000             7,200           12,800            (7,585)          12,415
Net loss for the year Ended
December 31, 2003                           -                -               -               (1,757)          (1,757)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2003             720,000             7,200           12,800            (9,342)          10,658
Issued stock to investors for cash,
January 4, 2004 at $0.05/share          20,000               200              800                 -            1,000
Net loss for the year Ended
December 31, 2004                           -                -               -              (22,147)         (22,147)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2004             740,000             7,400           13,600           (31,489)         (10,489)
Net loss for the year Ended
December 31, 2005                           -                -               -              (28,508)         (28,508)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2005             740,000           $ 7,400         $ 13,600         $ (59,997)       $ (38,997)
Issued stock for forgiveness of
debt, March 31, 2006                   750,000           $ 7,500         $ 30,000              -            $ 37,500
Contributed shared expenses from
shareholder                                 -              $ -              $ 600                              $ 600
Net loss for the year Ended
December 31, 2006                           -                -               -              (19,915)         (19,915)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2006           1,490,000          $ 14,900           44,200           (79,912)         (20,812)
Contributed shared expenses from
shareholder                                 -                -              1,200                 -            1,200

Net loss for the year Ended
December 31, 2007                           -                -               -              (40,899)         (40,899)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2007           1,490,000          $ 14,900         $ 45,400          (120,811)       $ (60,511)
                                   ============      ============     ============      ============     ============


                 See accompanying notes to financial statements

                             Hangman Productions, Inc.
                           [A Development Stage Company]
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 2007 and 2006 and for the period from Inception [August 11, 1999] through December 31, 2007

                                                                                  Since Inception
                                                                                      through
                                                                                      December
                                                           2007           2006        31, 2007
                                                        -----------    -----------   -----------

Cash Flows Provided by (used for)
Operating activities

Net Loss                                                   (40,899)       (19,915)     (120,811)

     Adjustments to reconcile net loss to net cash from by operating activities

         Non-Cash Contributed by Shareholder                 1,200            600         1,800
         (Increase)/Decrease in prepaid expenses              (684)             0          (684)
         Film Production                                   (77,448)             0       (77,448)
         Increase / (Decrease) accounts payable              4,773          4,714        10,990
         Increase / (Decrease) in income taxes payable           -           (329)          100
         Increase / (Decrease) in payable to shareholder         -            220         3,410
         Increase / (Decrease) in Accrued Directors
         Compensation                                          860          4,853        40,513
         Increase / (Decrease) in accrued interest-
         related party                                       2,591            981         2,591
         Increase / (Decrease) in unearned revenue               -         (3,250)            -
                                                        -----------    -----------   -----------

Net Cash from Operating Activities       (109,607)       (12,126)     (139,639)

Cash Flows from Financing Activities

     Proceeds from issuance of Preferred Shares             90,000              -        90,000
     Proceeds from loans from shareholder                   32,000         13,000        45,000
     Repayment on loans from shareholder                         -         (4,000)       (4,000)
     Issued Stock for cash                                       -              -        21,000

                                                        -----------    -----------   -----------
Net Cash from Financing Activities                  122,000          9,000       152,000

         Net Increase (decrease) in cash                    12,393         (3,126)       12,461

Beginning Cash Balance                                          68          3,194             -
                                                        -----------    -----------   -----------

Ending Cash Balance                                       $ 12,461           $ 68      $ 12,461
                                                        ===========    ===========   ===========

Supplemental Schedule of Cash Flow Activities

     Cash paid for
         Interest                                       $        -      $       -    $        -
         Income taxes                                   $        3      $     429    $      887
         Stock issued for accrued liabilities           $        -      $  37,500    $   37,500


                 See accompanying notes to financial statements

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements
                               December 31, 2007

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (a)    Organization

               Hangman Productions, Inc. (Company) was incorporated under the laws of the State of Utah in August, 1999 as BBC2, Inc. The purpose for which this corporation is organized is to engage in any lawful act or activity for which corporations may be organized under the Utah Revised Business Corporation Act. In
               November of 1999, the Company changed its name to Hangman Productions, Inc., in anticipation of seeking production opportunities in the film industry. The Company is considered to be in the development stage.

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

               In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact on its financial statements.

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

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements
                               December 31, 2007

               ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]
               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $12,461 cash at December 31, 2007.

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

               Film  revenues  are  recognized  in  accordance   with  SOP  00-2
               paragraph .07. Specifically, revenues from the distribution of motion pictures are recognized as they are exhibited and revenues from home entertainment sales, net of reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Payments received in advance of initial availability are deferred revenue until all of SOP 00-2 revenue recognition requirements have been met.

               (g) Advertising

               Advertising Costs are expensed as incurred. The total advertising expense for the year ended December 31, 2007 was $0.

               (h) Impact of New Accounting Standards

               In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS
               159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard on its financial statements.

               In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS
               160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its financial statements.

               The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future consolidated financial statements.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements
                               December 31, 2007

               ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses from inception through December 31, 2007 of $120,811, has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year. Loss carry forward amounts expire at various times through 2027. Deferred tax assets recognized for net operation loss carry forwards total $0, net of a valuation allowance of $24,133, as detailed below.

Deferred Tax Asset                                               Balance              Tax               Rate
                                                              --------------     ---------------     ------------
Federal loss carryforward (expires through 2026)                    120,296              18,044              15%
State loss carryforward (expires through 2016)                      119,596               5,980               5%
                                                                                 ---------------
Gross deferred tax asset                                                                 24,024
Valuation Allowance                                                                     (24,024)
                                                                                 ---------------
Net deferred tax asset                                                                       -

               The allowance has increased $8,175 from $15,849 as of December 31, 2006. The income/franchise tax payable at December 31, 2007 of $100 is the minimum tax due to the State of Utah for 2007.

               A  reconciliation  between  income taxes at  statutory  tax rates
               (20%)  and  the  actual  income  tax  provision  for   continuing
               operations as of December 31, 2007 follows:

Expected provision (based on statutory rate)                        (8,199)
Effect of:
Franchise tax deduction                                                (15)
Increase / (decrease) in valuation allowance                         8,175
State Minimum tax                                                       42
                                                            ---------------
Total actual provision                                                   3

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements
                               December 31, 2007

               INCOME TAXES (continued)
               Net operating loss carryforwards expire in various years through 2027 as follows.

                    Year               Amount           Expiration
                --------------     ---------------      ------------
                        2007           40,899                 2027
                        2006           19,915                 2026
                        2005           28,388                 2025
                        2004           21,897                 2020
                        2003            1,757                 2021
                        2002            2,139                 2022
                        2001              557                 2023
                        2000            4,744                 2024
                                   ---------------
                                      120,296

Uncertain Tax Positions

               The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities. We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

               A reconciliation of our unrecognized tax benefits for 2007 is presented in the table below:

               Balance as of January 1, 2007
               Additions based on tax positions related to the current year $ -
               Additions based on tax positions related to prior year         -
               Reductions for tax positions of prior years                    -
               Reductions due to expiration of statute of limitations         -
               Settlements with taxing authorities                            -

               Balance as of December 31, 2007                              $ -

               The Company has filed income tax returns in the US. All years prior to 2004 are closed by expiration of the statute of limitations. The tax year ended December 31, 2004, will close by expiration of the statute of limitations on April 5, 2008. The years ended December 31, 2005, 2006, and 2007 are open for examination.

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

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements
                               December 31, 2007

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

               Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2008. The Company has accrued interest relating to the salaries payable of $163 at December 31, 2007.

               During the year ended December 31, 2007, James Doolin, the Company's President and director, loaned the Company $13,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of December 31, 2007, the outstanding note payable to the shareholder was $26,678. For the fiscal year ended December 31, 2007 the Company accrued interest of $1,563 on the note.

               During the year ended December 31, 2007 a shareholder loaned the Company $18,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of December 31, 2007, the outstanding note payable to the shareholder was $19,342. For the fiscal year ended December 31, 2007 the Company accrued interest of $841 on the note.

               As of December 31, 2007, approximately 68% of the Company's issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

               During the year ended December 31, 2007 shareholders provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the year ended December 31, 2007 equates to $1,200.

               During the year ended December 31, 2007 legal services were provided by a shareholder. The total expense incurred for these services was $900 for the year.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                 Notes to the Consolidated Financial Statements
                               December 31, 2007
NOTE 6         CONCENTRATIONS

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

Note 7         ESTABLISHMENT OF CONSOLIDATED SUBSIDIARY

               On April 24, 2007, the Company established the subsidiary 4th Grade Films, Inc. (4th Grade or the subsidiary). As of December 31, 2007, the Company owned 100% of the subsidiary's 745,000 shares of $0.01 par value Common stock. Results of operations and all assets and liabilities of the subsidiary from April 24, 2007 through December 31, 2007 have been consolidated with those of the Company. All intercompany transactions have been eliminated.

               4th Grade Films, Inc. is an independent film production company. The subsidiary is engaged in developing content, securing financing, producing, marketing and distributing films within the independent film community. The subsidiary will focus on independent film projects with budgets ranging from $25,000 to $250,000. Currently, 4th Grade Films, Inc. has developed, financed and produced a film which is in the post-production stage. The subsidiary plans to continue to develop, finance, produce market and distribute films within the independent film community. As of December 31, 2007, the subsidiary has incurred approximately $21,248 in expenses and $77,448 related to its current film production.

NOTE 8         NONCONTROLLING INTEREST

               On June 1, 2007 the subsidiary issued 30,000 shares of $0.01 par value Series A convertible Preferred stock (Preferred stock) priced at $3.00 per share for gross proceeds of $90,000. Each share of Preferred stock can be converted at the option of the record holder thereof any time prior to August 31, 2008, into ten
               (10) shares of fully paid and nonassessable shares of 4th Grade Common stock, $0.01 par value. On August 31, 2008, all remaining issued and outstanding shares of Preferred stock shall automatically be called and each share of Preferred stock shall be converted into ten (10) shares of fully paid and nonassessable shares of 4th Grade Common stock, $0.01 par value. Holders of the Preferred stock have no voting rights. The issued Preferred shares constitute a Non controlling interest in the consolidated Company.

NOTE 9         SUBSEQUENT EVENTS

               On February 1, 2008, James Doolin, the Company's President and director, loaned the Company's subsidiary, 4th Grade $20,000 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None.

Item 8AT. Controls and Procedures
---------------------------------

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Vice
President  and  Secretary,  we  evaluated  the  effectiveness  of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Vice President and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Vice President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our managment is responsible for establishing and maintaining adequate internal control over financial reporting (as definded in Rule 13a-15(f) under teh Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

     Our management, with the participation of the President, Vice President and Secretary, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including the President, Vice President and Secretary, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

     Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------

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

     Business Experience.
     --------------------

     James P. Doolin, President and a director, is 31 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. After completion of his undergraduate Mr. Doolin was employed by Jenson Services, Inc., a merger and acquisition consulting firm, from 1998 until entering graduate school in 2001. After graduation from Pepperdine's Graziadio School of Business, Mr. Doolin worked as an associate at an Investment Banking firm in Southern California. For the past four years, Mr. Doolin has been a financial consultant to development stage businesses and public corporations. In addition Mr. Doolin was an officer and director of Wasatch Web Advisors, Inc. In October, 2003, Wasatch Web Advisors, Inc. became Raser Technologies, Inc., at which time Mr. Doolin resigned. Mr. Doolin was also an officer and director of Cole, Inc. Cole, Inc., became Reflect Scientific, Inc. in December, 2003, at which time Mr. Doolin resigned. Mr. Doolin was also an officer and director of The Autoline Group, Inc., which became GeNOsys, Inc., in August, 2005, at which time Mr. Doolin resigned. Mr. Doolin is currently the President and director of Hangman Productions, Inc., the parent of 4th Grade Films. Hangman Productions, Inc., is a reporting entity and its common stock is quoted on the OTC Bulletin Board under the symbol HGMP. Mr. Doolin is also an officer and director of Left Lane Imports, Inc., which is not a reporting entity at this time.

     Shane E. Thueson, Vice President and a director, is 31 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history. Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002. Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah. Mr. Thueson resigned as the Marketing Programs manager in March, 2005, to become a full-time screeplay writer. For the past five years Mr. Thueson has developed and written numerous original screenplays. In addition to being the Vice President of Hangman Productions, Inc., a reporting entity, Mr. Thueson was also an officer and director of Cole, Inc. In December, 2003, Cole Inc., changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned.

     John K. Winchester, Secretary and director, is 32 years of age. Mr. Winchester graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, communication degree. Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004. Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004.

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

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.     12-31-05 $12,000  0     0      0        0     0     0
Doolin,      12-31-06 $0       0     0      0        0     0
Director,    12-31-07 $0       0     0      0        0     0     0
President

Shane E.     12-31-05 $6,000   0     0      0        0     0     0
Thueson,     12-31-06 $0       0     0      0        0     0     0
Director,    12-31-07 $0       0     0      0        0     0     0
Vice
President

John K.      12-31-05 $1,200   0     0      0        0     0     0
Winchester   12-31-06 $0       0     0      0        0     0     0
Director,    12-31-07 $0       0     0      0        0     0     0
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2007. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2007. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees' compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Compensation of Directors.
     --------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments. However, 4th Grade Film's directors are paid $1,000 per year for their services. Executive compensation is paid semi-annually, payments are made October 1, and March 1, of each year.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Leonard W. Burningham               100,000                      6.7%
1227 East Gilmer Drive
Sale Lake City, UT 84105

James P. Doolin*                    551,250                     37.0%
4904 Royal Lake Ave.
Las Vegas, NV 89131

Michael J. Doolin*                  300,000                     20.1%
5 Pepperwood Drive
Sandy, UT 84092

Quad D LTD Partnership*             100,000                      6.7%
5 Pepperwood Drive
Sandy, UT 84092

Shane E. Thueson                    250,000                     17.0%
10972 Cindy Circle
Sandy, UT 84092


TOTAL                             1,301,250                     87.3%


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


Item 13. Exhibits.
         ----------

     Exhibits.
     ---------

     None; not applicable

     Additional Exhibits Incorporated by Reference.
     ----------------------------------------------

     Exhibit No.               Description of Exhibit Incorporated by Reference
     -----------               ------------------------------------------------
     3.1                       4TH Grade Films, Inc. (subsidiary) Registration
                .              Statement on Form 10-SB/A, dated October 29, 2007



Item 14. Audit Fees
         ----------

     The following table summarizes the fees paid by the Company for audit and other Related fees. The Board of Directors pre-approves all audit and tax services on an annual basis.

                     2007              2006
                    -------           -------
Audit               $15,779            $10,289
Audit Related       $     0            $     0
Tax Fees            $   412            $   720

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANGMAN PRODUCTIONS, INC.



Date:03/12/08                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HANGMAN PRODUCTIONS, INC.



Date:03/12/08                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:03/12/08                          /S/Shane Thueson
                                       Shane Thueson
                                       Vice President and Director

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



Dated:03/12/08                                 /S/ JAMES DOOLIN
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of Hangman Productions, Inc.,(the "Registrant") on Form 10-KSB for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated:03/12/08                                 /S/  JAMES DOOLIN
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer