Form 10-Q
period 2008-03-31
Hangman Productions, Inc.
filed 2008-05-14
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act).

        Large accelerated filer [_]             Accelerated filer         [_]
        Non-accelerated filer   [_]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  May 13, 2008

                                    1,490,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.

                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              As of March 31, 2008
                              and December 31, 2007

  ASSETS                                        03/31/2008           12/31/2007
                                              ---------------     ----------------
                                                [Unaudited]           [Audited]
Assets

     Current Assets
        Cash                                        $  4,060             $ 12,461
        Prepaid Expenses                                   -                  684
                                              ---------------     ----------------
      Total Current Assets                             4,060               13,145

     Non-Current Assets

        Film Costs                                  $ 96,198             $ 77,448
                                              ---------------     ----------------
     Total Non-Current Assets                         96,198               77,448
                                              ---------------     ----------------

Total Assets                                         100,258               90,593
                                              ===============     ================

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

        Accounts Payable                            $ 14,404             $ 10,990
        Franchise Taxes Payable                          100                  100
        Accrued Interest - related party                 981                  981
        Accrued Director Compensation                  3,791                3,013
        Unearned Revenue                                  33                    -
                                              ---------------     ----------------

     Total Current Liabilities                        19,309               15,084
                                              ---------------     ----------------
     Long Term Liabilities

        Note Payable - Shareholders                 $ 67,668             $ 46,020
                                              ---------------     ----------------
     Total Long Term Liabilities                      67,668               46,020
                                              ---------------     ----------------
Total Liabilities                                     86,977               61,104
                                              ===============     ================

        Noncontrolling Interest                       90,000               90,000
                                              ---------------     ----------------

     Stockholders' Deficit

        Common Stock, $.01 par value;
           50,000,000 shares authorized;
           1,490,000 shares issued and outstanding    14,900               14,900
        Paid-in Capital                               45,700               45,400
        Deficit Accumulated during the development
        stage                                       (137,319)            (120,811)
                                              ---------------     ----------------

     Total Stockholders' Deficit                     (76,719)             (60,511)
                                              ---------------     ----------------
Total Liabilities and Stockholders' Deficit        $ 100,258             $ 90,593
                                              ===============     ================



                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2008 and 2007
           and For the Period from Inception through March 31, 2008

                                                      For the                 For the           Since Inception
                                                   Three Months              Three Months          [8/11/99]
                                                       Ended                   Ended                through
                                                     03/31/08               03/31/2007             03/31/2008
                                                  ----------------        ----------------     -----------------

Revenues                                                 $      -                $      -              $ 16,509
Cost Of Sales                                                   -                       -                 5,750
                                                  ----------------        ----------------     -----------------
      Gross Margin                                              -                       -                10,759

General and Administrative Expenses                        14,831                   6,194               141,630
                                                  ----------------        ----------------     -----------------

Operating Loss                                            (14,831)                 (6,194)             (130,871)
Interest Income                                                 -                       -                    33
Interest Expense                                           (1,677)                   (399)               (5,623)
                                                  ----------------        ----------------     -----------------
Net Loss Before Income Taxes                              (16,508)                 (6,593)             (136,461)

Provision for Income Taxes                                      -                       -                   858
                                                  ----------------        ----------------     -----------------

Net Loss                                                  (16,508)                 (6,593)             (137,319)
                                                  ================        ================     =================

Loss Per Share                                            $ (0.01)                $ (0.01)              $ (0.16)
                                                  ================        ================     =================


Weighted Average Shares Outstanding                     1,490,000               1,490,000               877,347
                                                  ================        ================     =================


                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2008 and 2007
           and For the Period from Inception through March 31, 2008

                                                              For the         For the       Since Inception
                                                             Three Months    Three Months     [8/11/99]
                                                               Ended           Ended           through
                                                              03/31/08        03/31/2007      03/31/2008
                                                            ------------    ------------    --------------
Cash Flows Provided by (used for)
Operating activities
Net Loss                                                        (16,508)         (6,593)         (137,319)

     Adjustments to reconcile net loss to net cash provided by operating activities:

         Non-Cash Contribution by Shareholder                       300             300             2,100
         (Increase)/Decrease in prepaid expenses                    684               -                 -
         Film Productions                                       (18,750)              -           (96,198)
         Increase / (Decrease) accounts payable                   3,413             828            14,403
         Increase / (Decrease) in income taxes payable                -               -               100
         Increase / (Decrease) in payable to shareholder              -               -             3,410
         Increase/(Decrease) in Salaries Payable                     28              27                28
         Increase / (Decrease) in Accrued Directors Compensation    750               -            41,263
         Increase in accrued interest - related party             1,649             372             4,240
         Increase / (Decrease) in unearned revenue                   33               -                33
                                                            ------------    ------------    --------------
Net Cash Provided by (used) in Operating Activities             (28,401)         (5,066)         (167,940)

Cash Flows Provided by Investing Activities

     Purchase of equipment                                            -               -                 -
                                                            ------------    ------------    --------------
Net Cash Used by Investing Activities                                 -               -                 -

Cash Flows Provided by Financing Activities

     Proceeds from issuance of Preferred Shares                       -               -            90,000
     Proceeds from loans from shareholder                        20,000           5,000            65,000
     Repayment on loans from shareholder                              -               -            (4,000)
     Issued Stock for cash                                            -               -            21,000

                                                            ------------    ------------    --------------
Net Cash Provided by Financing Activities                        20,000           5,000           172,000

         Net Increase (decrease) in cash                         (8,401)            (66)            4,060

Beginning Cash Balance                                           12,461              68                 -
                                                            ------------    ------------    --------------

Ending Cash Balance                                             $ 4,060             $ 2           $ 4,060
                                                            ============    ============    ==============

Supplemental Schedule of Cash Flow Activities

     Cash paid for
         Interest                                                   $ -        $      -          $      -
         Income taxes                                               $ -        $    429          $    884
         Stock issued for accrued liabilities                       $ -        $ 37,500          $ 37,500


                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
            Notes to the Condensed Consolidated Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of Hangman Productions, Inc. (the "Company" or "Hangman Productions") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2007. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

          Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television product basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production's fair value.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of $16,508 for the three months ended March 31, 2008. Because the Company has accumulated losses since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop its screenplay contests and develop, finance, produce, market and distribute films within the independent film community. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no officer expense recorded for the three months ended March 31, 2008. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2008. The Company has accrued interest relating to the salaries payable of $191 at March 31, 2008.

          During the year ended December 31, 2007, James Doolin, the Company's President and director, loaned the Company $13,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of March 31, 2008, the outstanding note payable to the shareholder was $27,344. For the quarter ended March 31, 2008 the Company accrued interest of $665 on the note.

          During the three month period ended March 31, 2008, a shareholder loaned the Company's subsidiary, 4th Grade Films, Inc., $20,000 on an unsecured debenture. The note accrues interest at 10% annum and matures on December 31, 2010. For the quarter ended March 31, 2008. The Company accrued interest of $502 on the note.

          As of March 31, 2008, approximately 68% of the Company's issued and outstanding common stock was controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the quarter ended March 31, 2008, management has provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the period ended March 31, 2008 equates to $300.

Note 4 -  Film Costs

          Film costs consisted of the following as of March 31, 2008:

            Films:

            Released                       $        -
            Completed, not released                 -
            In production                      96,198
            In development, or Preproduction        -
                                           ----------
            Total                          $   96,198
                                           ==========

          As of March 31, 2008, the Company does not have any unamortized film costs of completed or released films or participation liabilities and, therefore, does not present an estimate of the amortization of these costs.

Note 5 -  Recent Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 was effective for the Company beginning January 1, 2008 with no impact on the Company's condensed consolidated financial statements.

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

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities. "SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not anticipate a material impact upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business operations in the screenplay contest and independent film industries. The Company began production of an independent feature film in 2007. The film will be completed by June, 2008. The Company also commenced its third screenplay contest, the ScreenplayShootout! The Company has accumulated losses since inception and has not been able to generate profits from operations. The Company intends to generate revenue through two fronts. The Company's management believes the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who will advertise on our web properties and other promotional materials, targeting our participant demographic. Hangman also plans to generate revenue by selling its film or selling the distribution rights of the film; however, the Company can provide no assurances that it will be able to generate any revenue from the film or its contests. Operating capital, including the proceeds to finance the Company's first film project has been raised through the Company's shareholders. If the Company does not successfully generate profits from its initial film, there are no assurances that the Company will be able to raise additional capital for operations and/or other independent film projects.

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

     4th Grade Films, Inc., the Company's subsidiary, feature film will be completed by June, 2008. At that time, the Company's management will shift focus to marketing and securing distribution for the film by leveraging relationships that the Company is currently nurturing. The Company's management is currently formalizing its short-term distribution strategy for the film, which may include both domestic and international distribution through a variety of media (film festivals, DVD, cable on-demand, internet, et al). Although the Company's future projects are not solely contingent on a successful distribution of the film it will propel the commencement of additional film projects.

     The Company's long-term strategy with its subsidiary, 4th Grade Films, Inc., includes producing subsequent feature films and exploring production opportunities outside narrative feature films including corporate videos, documentaries, and commercials. These projects will allow the Company to generate revenue by charging a production fee and passing production costs directly to the client.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt about the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2008, resulted in a net loss of $16,508. The Basic Loss per Share for the three month period ended March 31, 2008 was ($0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS - REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $16,508 and no revenue for the period ended March 31, 2008. For the period ended March 31, 2007 the Company generated a net loss of $6,593 on no revenue. The Company was unable to generate revenue in either period due to the timing on the Company's screenplay contests. The Company's current screenplay contest, the ScreenplayShootout! comes to an end on June 30, 2008. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS - COST OF SALES

     Cost of sales was $0 for the three month period ended March 31, 2008 and March 31, 2007. The Company did not generate revenue for the period ended March 31, 2008 or March 31, 2007, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2008, was $14,831 compared with $6,194 for the period ended March 31, 2007. Operating expenses included director compensation, professional fees, and general administrative expenses.

     - The Company's professional fees include accounting and legal fees. The net accounting and legal expenses incurred in the three month period ended March 31, 2008 totaled $10,625. In comparison the net accounting and legal expenses incurred in the three month period ended March 31, 2007 totaled $5,241. The Company's legal and accounting expenses moderately increased this year due to the addition costs associated with the Company's subsidiary, 4th Grade Films, Inc. The Company estimates annual accounting expenses to be approximately $14,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $300 in rent for the three month period ended March 31, 2008 and 2007.

     - Other general and administrative expenses for the quarter ended was approximately $3,906 compared to $623 for the same period a year prior. The increase in general and administrative is due to the combined expenses attributed to 4th Grade Films, Inc.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $1,677 in interest expense for the quarter ended March 31, 2008 and $399 for the quarter ended March 31, 2007. The increase in interest for the three month period ended March 31, 2008, was because the Company maintained an significantly higher outstanding loan balance to shareholders of $67,668 which incurred interest.

     LIQUIDITY

     As of March 31, 2008, the Company maintained a cash balance of $4,060, and an outstanding balance of $19,176 in accounts payable and accrued expenses. The Company also has a note payable to the Company's President and a shareholder in the amount of $67,668. The Company had no inventory as of March 31, 2008, but has capitalized film development costs of $96,198.

     The Company has a cash balance of $4,060 as of March 31, 2008. Management does not anticipate that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. However, the Company's management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek opportunities to enhance the value of the Company and its profitability.

     CRITICAL ACCOUNTING POLICIES - ESTIMATES

     Our discussion herein and analysis thereof is based upon our financial statements in Item 1 above, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission("SEC")for interim financial reporting. The preparation of these statements requires management to make estimates and best judgments that affect the reported amounts.

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     This item is not applicable to smaller reporting companies.

Item 4(T). Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the President and Vice President, to allow timely decisions regarding required disclosures.

     Under the supervision and with the participation of our management, including our President and Vice President, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and Vice President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting

     During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None; not applicable.

Item 1A. Risk Factors

        This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None; not applicable

Item 3. Defaults Upon Senior  Securities.

        None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        None; not applicable

Item 5. Other Information.

        None; applicable

Item 6. Exhibits.

        (a) Exhibits

        31.1 302 Certification of James Doolin

        31.2 302 Certification of Shane Thueson

        32 906 Certification

        (b)Reports on Form 8-K.

        None; Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HANGMAN PRODUCTIONS, INC.

Date: 05/13/08                  /S/ JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 05/13/08                  /S/ SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Vice President and Director