Form 10-Q
period 2008-06-30
Hangman Productions, Inc.
filed 2008-08-14
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2008

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

                                 August 11, 2008

                                    1,490,000

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of June 30, 2008
                              and December 31, 2007

                                                         6/30/2008         12/31/2007
                                                     -------------------------------------
                                                        [Unaudited]         [Audited]

        ASSETS

Assets

     Current Assets
         Cash                                                  $ 25,922          $ 12,461
         Prepaid Expenses                                             -               684
                                                     -------------------------------------
     Total Current Assets                                        25,922            13,145

     Non-Current Assets

         Film Costs                                                   -            77,448
                                                     -------------------------------------
     Total Non-Current Assets                                         -            77,448


Total Assets                                                   $ 25,922          $ 90,593
                                                     =====================================

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

         Accounts Payable                                      $ 10,634           $10,990
         Franchise Taxes Payable                                    100               100
         Accrued Interest - Related Party                           981               981
         Unearned Revenue                                         3,395
         Accrued Director Compensation                            2,320             3,013
                                                     -------------------------------------

     Total Current Liabilities                                   17,430            15,084
                                                     -------------------------------------

     Long Term Liabilities

         Note Payable - Shareholders                           $ 48,343          $ 46,020
                                                     -------------------------------------

     Total Long Term Liabilities                                 48,343            46,020
                                                     -------------------------------------

Total Liabilities                                              $ 65,773          $ 61,104


         Noncontrolling Interest                                      -            90,000


     Stockholders' Deficit

         Common Stock, $.01 par value;
             50,000,000 shares authorized;
             1,490,000 shares issued and outstanding             14,900            14,900

         Paid-in Capital                                        102,997            45,400

         Deficit Accumulated during the development stage      (157,748)         (120,811)
                                                     -------------------------------------

     Total Stockholders' Deficit                                (39,851)          (60,511)
                                                     -------------------------------------

Total Liabilities and Stockholders' Deficit                    $ 25,922          $ 90,593
                                                     =====================================

                 See accompanying notes to financial statements



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Month and Six Month Periods Ended June 30, 2008 and 2007
            and for the period from inception through June 30, 2008

                                      For the           For the        For the           For the     Since Inception
                                     Three Months     Three Months     Six Months       Six Months     [8/11/99]
                                       Ended             Ended          Ended             Ended         through
                                      6/30/08          6/30/2007       6/30/08          6/30/2007      6/30/2008
                                    ------------      ------------   ------------      ------------   -------------

Revenues                                    $ -               $ -            $ -               $ -        $ 16,509
 Cost Of Sales                                -                 -              -                 -           5,750
                                    ------------      ------------   ------------      ------------   -------------

     Gross Margin                             -                 -              -                 -          10,759

General and Administrative Expenses      13,181             5,719         23,395            11,913         129,402
                                    ------------      ------------   ------------      ------------   -------------

Operating Loss                          (13,181)           (5,719)       (23,395)          (11,913)       (118,643)

Interest Income                               -                 -              -                 -              32
Interest Expense                         (1,205)             (696)        (2,380)           (1,096)         (6,327)
                                    ------------      ------------   ------------      ------------   -------------

Net Loss from Continuing Operations
before Income Taxes                     (14,386)           (6,415)       (25,775)          (13,009)       (124,938)

Provision for Income Taxes                    -                 -              -                 -             400
                                    ------------      ------------   ------------      ------------   -------------
Net Loss from Continuing Operations     (14,386)           (6,415)       (25,775)          (13,009)       (125,338)

Discontinued Operations:

     Gain/(Loss) from discontinued
     operations, net of tax              (6,044)           (5,326)       (11,162)           (5,326)        (32,410)
                                    ------------      ------------   ------------      ------------   -------------
Loss from Discontinued Operations         6,044            (5,326)       (11,162)           (5,326)        (32,410)
                                    ------------      ------------   ------------      ------------   -------------
Net Income/(Loss)                       (20,430)          (11,741)       (36,937)          (18,335)       (157,748)
                                    ============      ============   ============      ============   =============
Income/(Loss) Per Share                  $(0.01)           $(0.01)        $(0.02)          $ (0.01)        $ (0.17)
                                    ============      ============   ============      ============   =============


Weighted Average Shares Outstanding   1,490,000         1,490,000      1,490,000         1,490,000         912,083
                                    ============      ============   ============      ============   =============

                 See accompanying notes to financial statements

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 2008 and 2007
            and for the period from inception through June 30, 2008

                                                        For the       For the   Since Inception
                                                      Six Months    Six Months     [8/11/99]
                                                         Ended         Ended        through
                                                       6/30/2008      6/30/2007     6/30/2008
                                                      -----------   -----------   -----------
Cash Flows Provided by (used for)
Operating activities

Net Income/(Loss)                                        (36,937)      (18,335)     (157,748)
    (Gain)/Loss from Discontinued Operations              11,162         5,326        32,410
                                                      -----------   -----------   -----------
     Loss from Continuing Operations                     (25,755)      (13,009)     (125,338)

     Adjustments to reconcile net loss to net cash
     Provided/(Used) by Operating Activities:

         Non-cash Contributed by Shareholder                 600           600         2,400
         (Increase)/Decrease in prepaid expenses             684             -             -
         Increase / (Decrease) accounts payable            3,601         2,958        10,634
         Increase / (Decrease) in income taxes payable         -           197           100
         Increase / (Decrease) in Salaries payable            57            54        39,820
         Increase / (Decrease) in accrued interest -
         related party                                     2,323         1,042         4,324
         Increase / (Decrease) in unearned revenue         3,395             -         3,395
                                                     -----------   -----------   -----------
  Net Cash Provided by (used) in continuing operations   (15,115)       (8,158)      (64,665)
  Net Cash Provided by (used) in discontinued operations (26,224)      (62,870)     (120,213)
                                                     -----------   -----------   -----------
Net Cash Provided by (used) in Operating Activities      (41,339)      (71,028)     (184,878)
                                                     -----------   -----------   -----------
Cash Flows Provided by Investing Activities

  Net Cash Provided by (used) in continuing
  Investing Activities                                         -             -             -
  Net Cash Provided by (used) in discontinued
  Investing Activities                                    29,800             -        29,800
                                                     -----------   -----------   -----------
Net Cash Provided by Investing Activities                 29,800             -        29,800
                                                     -----------   -----------   -----------
Cash Flows Provided by Financing Activities

         Proceeds from loans from shareholder                  -        15,000        49,000
         Repayment on loans from shareholder                   -             -        (4,000)
         Issued Stock for cash                                 -             -        21,000
                                                     -----------   -----------   -----------
  Net Cash Provided by (used) in continuing
  Financing Activities                                         -        15,000        66,000
  Net Cash Provided by (used) in discontinued
  Financing Activities                                    25,000        90,000       115,000
                                                     -----------   -----------   -----------
Net Cash Provided by Financing Activities                 25,000       105,000       181,000
                                                     -----------   -----------   -----------

         Net Increase in cash                             13,461        33,972        25,922

Beginning Cash Balance                                    12,461            68             -
                                                      -----------   -----------   -----------

Ending Cash Balance                                     $ 25,922      $ 34,040        25,922
                                                      ===========   ===========   ===========

Supplemental Schedule of Cash Flow Activities

     Cash paid for
         Interest                                       $      -      $     -      $       -
         Income taxes                                   $      -      $     -      $     884
         Stock issued for accrued liabilities           $      -      $     -      $  37,500
         Non-cash gain from disposal of subsidiary      $ 27,197      $     -      $       -

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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net loss from continuing operations of $14,386 for the three months ended June, 2008. Because the Company has accumulated losses from it operations since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop its screenplay contests. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no officer expense recorded for the three months ended June 30, 2008. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2008. The Company has accrued interest relating to the salaries payable of $220 at June 30, 2008.

          During the year ended December 31, 2007, James Doolin, the Company's President and director, loaned the Company $13,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of June 30, 2008, the outstanding note payable to the shareholder was $28,025. For the quarter ended June 30, 2008 the Company accrued interest of $682 on the note.

          During the year ended December 31, 2007, a shareholder loaned the Company $18,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of June 30, 2008, the outstanding note payable to the shareholder was $20,318. For the quarter ended June 30, 2008, the Company accrued interest of $494 on the note.

          As of June 30, 2008, approximately 68% of the Company's issued and outstanding common stock was controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the quarter ended June 30, 2008, management has provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended June 30, 2008 equates to $300.

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
            Notes to the Condensed Consolidated Financial Statements


Note 4 -  Discontinued Operations

          On June 1, 2008, Hangman sold its entire interest in 4th Grade Films, Inc., 745,000 common shares of stock, at $0.04 per share for an aggregate price of $29,800, to Michael Doolin, the father of James Doolin, the President and a director of the Company. Hangman's total investment in the shares of common stock of 4th Grade was approximately $5,200. Due to the related party nature of the transaction, no gain was recognized and additional paid in capital was increased by $56,997. The results of operations of 4th Grade have been retroactively restated as discontinued operations.

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

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

          In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 ("SFAS 163"). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business of hosting screenplay contests. The latest iteration of the ScreenplayShootout! began in December 2007 and the call for submissions closed June 30, 2008. The winners of this contest will be announced August 31, 2008, at which time the Company will recognize the revenue generated from the contest. This year Hangman will also begin developing additional contests to supplement the ScreenplayShootout! The ScreenplayShootout! welcomes submissions from all genres, whereas the new contests will focus on individual genres. By the fourth quarter of 2008, the Company will introduce a horror-themed contest. Although a genre-specific contest may reduce marketability to a broad participation base, it will attract a greater concentration of participants within a specific genre, due to a standardization of judgment parameters.

     The Company has accumulated losses from operations since inception and has not been able to generate profits from operations. The Company intends to generate revenue through two areas. The Company's management believes the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who will advertise on our web properties and other promotional materials, targeting our participant demographic. However, the Company can provide no assurances that it will be able to generate any revenue from the film or its contests. Operating capital, including the proceeds to finance the Company's first film project has been raised through the Company's shareholders.


     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt about the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended June 30, 2008, resulted in a net loss from continuing operations of $14,386. The Company generated a Net Loss per Share for the three month period ended June 30, 2008 of $(0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS - REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $20,430 and no revenue for the three months ended June 30, 2008. For the period ended June 30, 2007 the Company generated a net loss of $11,545 on no revenue. The Company was unable to generate revenue in either period due to the timing on the Company's screenplay contests. The Company's current screenplay contest, the ScreenplayShootout! comes to an end on August 31, 2008. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS - COST OF SALES

     Cost of sales was $0 for the three month period ended June 30, 2008 and June 30, 2007. The Company did not recognize any revenue for the period ended June 30, 2008 or June 30, 2007, and therefore did not recognize any expenses related to revenue. As mentioned above the Company will recognize the revenue from its screenplay contest after the contest concludes and the winners are announced and the prize money is paid. The winners will be announced August 31, 2008.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended June 30, 2008, was $13,181 compared with $5,719 for the period ended June 30, 2007. Operating
expenses  included  director   compensation,   professional  fees,  and  general
administrative expenses.

     - The Company's professional fees include accounting and legal fees. The net accounting and legal expenses incurred in the three month period ended June 30, 2008 totaled $12,318. In comparison the net accounting and legal expenses incurred in the three month period ended June 30, 2007 totaled $5,390. The Company's legal and accounting expenses increased this year due to the additional costs associated with Sarbanes Oxley. The Company estimates annual accounting expenses to be approximately $14,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $300 in rent for the three month period ended June 30, 2008 and 2007.

     - Other general and administrative expenses for the quarter ended was approximately $563 compared to $133 for the same period a year prior. The increase in general and administrative is due to the additional costs associated with managing the ScreenplayShootout!

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $1,205 in interest expense for the quarter ended June 30, 2008 and $696 for the quarter ended June 30, 2007. The increase in interest for the three month period ended June 30, 2008, was because the Company maintained an significantly higher outstanding loan balance for the most recent quarter.

     LIQUIDITY

     As of June 30, 2008, the Company maintained a cash balance of $25,922, and an outstanding balance of $17,430 in current liabilities. The Company also has a note payable to the Company's President and a shareholder in the amount of $48,343. The Company had no inventory as of June 30, 2008.

     The Company has a cash balance of $25,922 as of June 30, 2008. Management anticipates that the Company's existing cash balance will cover the Company's general expenses of operation for the next twelve months. The Company's management will continue to advance the Company monies not to exceed $100,000, as loans to the Company, if needed. A loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of June 30, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None; not applicable

Item 5. Other Information.

        None; applicable

Item 6. Exhibits.

        (a) Exhibits

        31.1 302 Certification of James Doolin

        31.2 302 Certification of Shane Thueson

        32 906 Certification

        (b)Reports on Form 8-K.

        We filed a Form 8-K Current Report on June 5, 2008, reporting:

          - that the Company sold its entire interest in 4th Grade, 745,000 common shares of stock, at $0.04 per share for an aggregate price of $29,800, to Michael Doolin, the father of James Doolin, the President and a director of the Company. The Company's total investment in the shares of common stock of 4th Grade was approximately $5,200. The Sale of Effective June 1, 2008, 4th Grade is no longer a subsidiary of Hangman Productions, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HANGMAN PRODUCTIONS, INC.

Date: 08/11/08                  /S/ JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 08/11/08                  /S/ SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Vice President and Director