Form 10-Q
period 2008-09-30
Hangman Productions, Inc.
filed 2008-11-10
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2008

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

                                November 1, 2008

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


                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of September 30, 2008
                              and December 31, 2007

                                                         9/30/2008                12/31/2007
                                                     -------------------      -------------------
                                                        [Unaudited]               [Audited]

        ASSETS

Assets

     Current Assets

         Cash                                                   $ 9,976                 $ 12,461
         Prepaid Expenses                                             -                      684
                                                     -------------------      -------------------
     Total Current Assets                                         9,976                   13,145

     Non-Current Assets

         Film Costs                                                   -                   77,448
                                                      -------------------      -------------------
     Total Non-Current Asset                                          -                   77,448
                                                     -------------------      -------------------

Total Assets                                                    $ 9,976                 $ 90,593
                                                      ===================      ===================

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

         Accounts Payable                                      $ 10,847                 $ 10,990
         Franchise Taxes Payable                                    100                      100
         Accrued Interest - Related Party                           981                      981
         Accrued Director Compensation                            2,349                    3,013
                                                     -------------------      -------------------
     Total Current Liabilities                                   14,277                   15,084
                                                     -------------------      -------------------

     Long Term Liabilities

         Note Payable - Shareholders                           $ 39,433                 $ 46,020
                                                     -------------------      -------------------
     Total Long Term Liabilities                                 39,433                   46,020
                                                     -------------------      -------------------
Total Liabilities                                              $ 53,710                 $ 61,104

     Noncontrolling Interest                                          -                   90,000

     Stockholders' Deficit

         Common Stock, $.01 par value;
             50,000,000 shares authorized;
             1,490,000 shares issued and outstanding             14,900                   14,900

         Paid-in Capital                                        103,297                   45,400

         Deficit Accumulated during the development stage      (161,931)                (120,811)
                                                     -------------------      -------------------
     Total Stockholders' Deficit                                (43,734)                 (60,511)
                                                     -------------------      -------------------
Total Liabilities and Stockholders' Deficit                     $ 9,976                 $(90,593)
                                                     ===================      ===================


                 See accompanying notes to financial statements



                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Month and Nine Month Periods Ended September 30, 2008 and 2007
          and for the period from inception through September 30, 2008

                                      For the           For the        For the           For the      Since Inception
                                      Three Months     Three Months     Nine Months     Nine Months    [8/11/99]
                                       Ended             Ended          Ended             Ended         through
                                      9/30/08           9/30/07        9/30/08           9/30/07        9/30/08
                                    ------------      ------------   ------------      ------------   -------------
Revenues                                $ 3,694               $ -        $ 3,694               $ -        $ 20,203
 Cost Of Sales                            3,250                 -          3,250                 -           9,000
                                    ------------      ------------   ------------      ------------   -------------

     Gross Margin                           444                 -            444                 -          11,203
General and Administrative Expenses       3,392             4,197         26,787            16,110         132,794
                                    ------------      ------------   ------------      ------------   -------------
Operating Loss                           (2,948)           (4,197)       (26,343)          (16,110)       (121,591)

Interest Income                               6                 -              6                 -              38
Interest Expense                         (1,119)             (725)        (3,499)           (1,821)         (7,446)
                                    ------------      ------------   ------------      ------------   -------------
Net Loss Before Income Taxes             (4,061)           (4,922)       (29,836)          (17,931)       (128,999)

Provision for Income Taxes                  122                 -            122                 -             522

Net Loss from Continuing Operations      (4,183)           (4,922)       (29,958)          (17,931)       (129,521)
                                    ------------      ------------   ------------      ------------   -------------
Discontinued Operations:

     Loss from discontinued operations,
     net of tax                               -            (8,871)       (11,162)          (14,197)        (32,410)
                                    ------------      ------------   ------------      ------------   -------------
Loss from Discontinued Operations             -            (8,871)       (11,162)          (14,197)        (32,410)

Net Income/(Loss)                       $(4,183)         $(13,793)      $(41,120)         $(32,128)      $(161,931)
                                    ============      ============   ============      ============   =============
Income/(Loss) Per Share from
Continuing Operations                   $ (0.01)          $ (0.01)       $ (0.02)          $ (0.01)        $ (0.14)
                                    ============      ============   ============      ============   =============
Income/(Loss) Per Share from
Discontinued Operations                 $     -           $ (0.01)       $ (0.01)          $ (0.01)        $ (0.03)
                                    ============      ============   ============      ============   =============

Income/(Loss) Per Share                 $ (0.01)          $ (0.01)       $ (0.03)          $ (0.02)        $ (0.17)
                                    ============      ============   ============      ============   =============

Weighted Average Shares Outstanding   1,490,000         1,490,000      1,490,000         1,490,000         928,185
                                    ============      ============   ============      ============   =============


                 See accompanying notes to financial statements

                            HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 2008 and 2007
          and for the period from inception through September 30, 2008

                                                                  For the       For the    Since Inception
                                                                Nine Months   Nine Months    [8/11/99]
                                                                   Ended         Ended        through
                                                                  9/30/08      9/30/2007     9/30/2008
                                                                -----------   -----------   -----------
Cash Flows from Operating Activities

Net Income/(Loss)                                                   (41,120)      (32,128)      (161,931)
    (Gain)/Loss from Discontinued Operations                         11,162        14,197         32,410
                                                                 -----------   -----------   -----------
     Loss from Continuing Operations                                (29,958)      (17,931)      (129,521)

     Adjustments to reconcile net loss to net cash
     Provided/(Used) by Operating Activities:

         Non-cash contributed by shareholder                            900           900         2,700
         (Increase)/Decrease in prepaid expenses                        684             -             -
         Increase / (Decrease) accounts payable                       3,814         6,276        10,847
         Increase / (Decrease) in income taxes payable                    -             -           100
         Increase / (Decrease) in salaries payable                       86            54        39,849
         Increase / (Decrease) in accrued interest - related party    3,413         1,738         5,414
                                                                 -----------   -----------   -----------
     Net cash provided by/(used in) continuing operations           (21,061)       (8,963)      (70,611)
     Net cash provided by/(used in) discontinued operations         (26,224)      (74,187)     (120,213)
                                                                 -----------   -----------   -----------
Net Cash Provided by/(used in) Operating Activities                 (47,285)      (88,363)     (190,824)

Cash Flows Provided by Investing Activities

     Net cash provided by/(used in) continuing
     investing activities                                                -              -             -
     Net cash provided by/(used in) discontinued
     investing activities                                            29,800             -        29,800
                                                                 -----------   -----------   -----------
Net Cash Provided by/(used in) Investing Activities                  29,800             -        29,800


Cash Flows Provided by Financing Activities

     Proceeds from loans from shareholder                                 -        15,000        49,000
     Repayment on loans from shareholder                            (10,000)            -       (14,000)
     Issued Stock for cash                                                -             -        21,000
                                                                 -----------   -----------   -----------
     Net cash provided by/(used in) continuing
     financing activities                                           (10,000)       15,000        56,000
     Net cash provided by/(used in) discontinued
     financing activities                                            25,000        90,000       115,000
                                                                 -----------   -----------   -----------
Net Cash Provided by/(used in) Investing Activities                  15,000       105,000       171,000


         Net Increase/(decrease) in cash                             (2,485)       16,637         9,976

Beginning Cash Balance                                               12,461            68             -
                                                                 -----------   -----------   -----------
Ending Cash Balance                                                 $ 9,976      $ 16,705       $ 9,976
                                                                 ===========   ===========   ===========

Supplemental Schedule of Cash Flow Activities

     Cash paid for
         Interest                                                  $      -      $      -       $     -
         Income taxes                                              $      -      $      -       $    884
         Stock issued for accrued liabilities                      $      -      $      -       $ 37,500
         Non-cash gain from disposal of subsidiary                 $ 27,197      $      -       $ 27,197

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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net loss from continuing operations of $4,183 for the three months ended September 30, 2008. Because the Company has accumulated losses from it operations since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop its screenplay contests. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no officer expense recorded for the three months ended September 30, 2008. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2008. The Company has accrued interest relating to the salaries payable of $249 as of September 30, 2008.

          During the year ended December 31, 2007, James Doolin, the Company's President and director, loaned the Company an additional $13,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of September 30, 2008, the outstanding note payable to the shareholder was $28,732. For the quarter ended September 30, 2008 the Company accrued interest of $706 on the note.

          During the year ended December 31, 2007, a shareholder loaned the Company $18,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. On August 13, 2008, the Company repaid $10,000 of the note. As of September 30, 2008, the outstanding note payable to the shareholder was $10,701. For the quarter ended September 30, 2008, the Company accrued interest of $139 on the note.

          As of September 30, 2008, approximately 68% of the Company's issued and outstanding common stock was controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the quarter ended September 30, 2008, management has provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended September 30, 2008 equates to $300.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is to continue with its current business of hosting screenplay contests. The latest iteration of the ScreenplayShootout! began in December 2007 and the call for submissions closed September 30, 2008. The winners of this contest were announced August 31, 2008, at which time the Company recognized the revenue generated from the contest. This year Hangman will also begin developing additional contests to supplement the ScreenplayShootout! The ScreenplayShootout! welcomes submissions from all genres, whereas the new contests will focus on individual genres. By the fourth quarter of 2008, the Company will introduce and begin accepting submissions for its horror-themed contest. Although a genre-specific contest may reduce marketability to a broad participation base, it will attract a greater concentration of participants within a specific genre, due to a standardization of judgment parameters.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended September 30, 2008, resulted in a net loss from continuing operations of $4,183. The Company generated a Net Loss per Share for the three month period ended September 30, 2008 of $(0.01). Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS - REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $4,183 on $3,694 in revenue for the three months ended September 30, 2008. For the period ended September 30, 2007 the Company generated a net loss of $13,793 on no revenue. The Company did not generate revenue in the period ended September 30, 2007, due to the timing on the Company's screenplay contests. The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS - COST OF SALES

     Cost of sales was $3,250 for the three month period ended September 30, 2008 and $0 for the three month period ended September 30, 2007. The Company recognizes revenue from its screenplay contest after the contest concludes and the winners are announced and the prize money is paid. The winners were announced August 31, 2008, at which time the Company recognized the revenue generated from the screenplay contest.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended September 30, 2008, was $3,392 compared with $4,197 for the period ended September 30, 2007. Operating expenses included director compensation, professional fees, and general administrative expenses.

     - The Company's professional fees include accounting and legal fees. The net accounting and legal expenses incurred in the three month period ended September 30, 2008 totaled $3,092. In comparison the net accounting and legal expenses incurred in the three month period ended September 30, 2007 totaled $3,897. The Company's legal and accounting expenses decreased in the quarter ended September 30, 2008, due to a decrease in legal and accounting fee billings for the period. The Company estimates annual accounting expenses to be approximately $14,000. Management's estimate for legal expenses for the fiscal year to be approximately $5,000.

     - The Company incurred $300 in rent for the three month period ended September 30, 2008 and 2007.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $1,119 in interest expense for the quarter ended September 30, 2008 and $725 for the quarter ended September 30, 2007. The increase in interest for the three month period ended September 30, 2008, was because the Company maintained a higher outstanding loan balance for the most recent quarter.

     LIQUIDITY

     As of September 30, 2008, the Company maintained a cash balance of $9,976, and an outstanding balance of $14,277 in current liabilities. The Company also has a note payable to the Company's President and a shareholder in the amount of $39,433. The Company had no inventory as of September 30, 2008.

     The Company has a cash balance of $9,976 as of September 30, 2008. Management anticipates that the Company's existing cash balance will not cover the Company's general expenses of operation for the next twelve months. The Company's management will continue to advance the Company monies not to exceed $100,000, as loans to the Company, if needed. A loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of September 30, 2008.

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

                                HANGMAN PRODUCTIONS, INC.

Date: 11/10/08                  /S/ JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 11/10/08                  /S/ SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Vice President and Director