Form 10-K
period 2008-12-31
Hangman Productions, Inc.
filed 2009-03-05
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act . Yes |_| No |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

           Large accelerated filer [ ]  Accelerated filed         [ ]
           Non-accelerated filer   [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenue for its most recent fiscal year:  $3,694

     The market value of the voting stock held by non-affiliates is $46,875, based on 187,500 shares held by non-affiliates. These computations are based upon the bid price of $.25 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. ("FINRA") on February 5, 2009. As of February 5, 2009, the registrant had 1,490,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes |_| No |X|



                                Table of Contents

PART I............................................................................................................................3
   ITEM 1.        BUSINESS........................................................................................................3
   ITEM 1A.       RISK FACTORS....................................................................................................6
   ITEM 2:        PROPERTIES......................................................................................................9
   ITEM 3:        LEGAL PROCEEDINGS...............................................................................................9
   ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................9
PART II..........................................................................................................................10
   ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...10
   ITEM 6:        SELECTED FINANCIAL DATA........................................................................................10
   ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...........................11
   ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................13
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................14
   ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................................................................27
   ITEM 9A:       CONTROLS AND PROCEDURES........................................................................................27
   ITEM 9B:       OTHER INFORMATION..............................................................................................27
PART III.........................................................................................................................28
   ITEM 10:       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE........................................................28
   ITEM 11.       EXECUTIVE COMPENSATION.........................................................................................30
   ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................31
   ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE......................................32
   ITEM 14:       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................................32
   ITEM 15:       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................................33
SIGNATURES.......................................................................................................................33

                                     PART I

                           FORWARD LOOKING STATEMENTS

     In this report, references to "Hangman Productions," the "Company," "we," "us," and "our" refer to Hangman Productions, Inc.

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which Hangman Productions may participate, competition within Hangman Productions' chosen industry, technological advances and failure by us to successfully develop business relationships.

Item 1.  BUSINESS

     HISTORICAL DEVELOPMENTS

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

     The Company's operations during the year ended December 31, 2008, resulted in $3,694 in revenue. The Company's cost of revenue for the year ended December 31, 2008, was $3,250 and general and administrative expenses were $30,687, resulting in an operating loss of ($30,243), and a net loss from continuing operations of ($34,878) after accounting for interest expenses, franchise taxes, and excluding discontinued operations. Including the loss from discontinued operations of ($11,162) the Company incurred a net loss of ($46,040).

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2008, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's accumulated losses, minimal assets, negative working capital, and still developing operations.

     BUSINESS OPERATIONS

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

     SCREENPLAY CONTESTS

     For the past few years the Company has been focused on seeking out undiscovered screenwriters through its screenplay contest, the ScreenplayShootout! The Company completed the third edition of the ScreenplayShootout! in August, 2008. The Company is excited to continue providing opportunities for emerging screenwriters and developing our relationships within both the screenwriting and the film-making community.

     Hangman will continue hosting the ScreenplayShootout! screenplay contests throughout the next twelve months. The Company's management believes the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who will advertise on Hangman's web properties and other promotional outlets, targeting the Company's participant demographic. The Company is seeking to secure a sponsor prior to commencing its next screenplay contest. Regardless if the Company obtains a sponsor the Company will commence a contest by June, 2009. The Company's marketing campaign for the upcoming contest will include advertising with Filmmakers.com, ScreenwritersUtopia.com, and MovieBytes.com and/or similar screenplay related websites. Hangman will also implement a targeted email campaign to former contest's participants as well as other interested parties within the screenwriting community.

     Hangman planned to develop additional contests to supplement the ScreenplayShootout! However the Company has decided at this time that it is in the Company's best interest to focus on further developing the ScreenplayShootout! and focus on securing sponsors for the ScreenplayShootout! The ScreenplayShootout! welcomes submissions from all genres, and the Company has determined that it may attract more sponsors, who are looking to target the overall screenwriter audience, with the ScreenplayShootout!

     For further  information on the Company's  operations see See Part II, Item
7. Plan of Operation.

     DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

     The Company seeks to attract and develop talent and enable access to content through its screenplay contests activities. Participants of the screenplay contests will be able to access the contests via the Company's websites. Hangman has developed websites for its contests, and markets these websites through internet banner advertisements, screenplay directory sites, and printed publications. The Company has also created a print advertisement campaign to target the film making and entertainment industry and promote its contests. Advertisements are primarily targeted during the Company's contests.

     COMPETITIVE BUSINESS CONDITIONS AND THE COMPANY'S POSITION IN THE INDUSTRY

     The film production and management industry is highly competitive. Competition ranges from start-up production companies, like Hangman, to billion dollar, multi-national conglomerations. It is the Company's plan to position itself within the industry as a supplier of content to the industry's larger participants, who will use the content to develop a variety of media programs; however, the Company is not currently providing content to any company.

     The Company's ability to obtain access to content is driven by the Company's ability to attract new and undiscovered talent. The Company is using its contest-based platform to develop relationships with the writer community and develop marketable content. The Company sponsored contests face numerous competitors. Many of the competitors have similar web-based contests that offer cash prizes and are affiliated with larger, well-known production companies. The Company's ScreenplayShootout! is targeted for a broad audience. The contest is open to all genres and has minimal requirements. The entry fee is priced within the median range of other contests. The cash prizes are also within the median range of other contests. Hangman believes that its success relies on the Company's ability to build brand awareness within the writer community and establish a strong network with a variety of management and production companies.

     DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     Currently the Company's financial success relies on the success of its contests. Currently the Company's only customers are the contest entrants. The Company hopes to attract additional customers by obtaining sponsors for its screenplay contests.

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     Other than possibly applying for a trademark on the Company's name, Hangman Productions, Inc., and the Company's screenplay contest the ScreenplayShootout!, the Company does not foresee filing any applications for patents or licenses. The Company also does not plan to execute any franchises, concession or royalty agreements or labor contracts.

     EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

     The integrated disclosure system for small business issuers adopted by the SEC in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. We are now considered to be a "smaller reporting company, effective February 4, 2008, when the SEC abolished Regulation SB.

     We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14-A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14-A or 14-C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO FISCAL YEARS

     None; not applicable

     COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     None; not applicable.

     NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

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

     REPORTS TO SECURITY HOLDERS

     You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov

ITEM 1A.  RISK FACTORS

     The Company's business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. Some of the risk factors that you should consider are the following:

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

     COMPETITION   FROM  PROVIDERS  OF  SIMILAR   PRODUCTS  AND  SERVICES  COULD
     MATERIALLY ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION

     The industry in which the Company competes is a rapidly evolving, highly competitive and fragmented market , which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the entertainment and film production industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better market acceptance. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company's business, operating results and financial condition.

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

     AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

     The report of independent registered public accounting firm, issued in connection with the audited financial statements of the Company for the period ended December 31, 2008, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

     THE COMPANY IS UNLIKELY TO PAY DIVIDENDS

     It is unlikely that the Company will pay dividends on its common stock, resulting in an investor's only return on an investment in the Company's common stock is the appreciation of the per share price. The Company can make no assurances that the Company's common stock will ever appreciate.

     RISKS OF "PENNY STOCK"

     Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the SEC. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

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

     *** The 20,000 shares that the Company issued in January 13, 2004, in connection with the Offering are eligible for resale in compliance with Rule 144(k) of the Securities and Exchange Commission. These persons have satisfied the "holding period" under Rule 144.

     **** The 750,000 shares that the Company issued March 2006, for forgiveness of debt in accrued salaries are eligible for resale in compliance with Rule 144(k) of the Securities and Exchange Commission. These persons have satisfied the "holding period" under Rule 144.

Item 2.  PROPERTIES

     Hangman's executive officer currently provides office space, use of telephone lines and computer systems to the Company. As of November 1, 2006, the Company began recording a charge for these expenses of $300 per quarter. The Company used an allocation method of these expenses estimated by the Company. The Company estimates that if these expenses were recorded on a stand-alone basis the Company would incur $300 per quarter in expenses. In addition, the Company leases a mail box for approximately $150 per year.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the year ended December 31, 2008.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


     MARKET INFORMATION

     The Company shares are traded on the OTC Bulletin Board, the symbol is HGMP. The Company shares have been quoted on the OTC Bulletin Board since October 19, 2005. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

JAN 1, 2008          $.45    $.45             $10.00  $10.00
THRU
DEC 31, 2008         $.25    $.25             $10.00  $10.00

     HOLDERS

     The number of record holders of the Company's common stock, as of the date of this Report, is approximately 63.

     DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

     SALES OF "UNREGISTERED AND "RESTRICTED"
     SECURITIES OVER THE PAST THREE YEARS

     In March 2006, the Company issued 750,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $.05 per share based on the company's most recent trading activity in January of 2004. There have been no other sales of the Company's unregistered securities.

Item 6.  SELECTED FINANCIAL DATA

     The following chart summarizes our financial statements for the years ended
December 31, 2008, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

                                                                                    December 31, 2008
                                                                                    ==================
SUMMARY OF BALANCE SHEET
Cash and cash equivalents                                                                  $   9,380
Property & Equipment(net)                                                                          0
Total assets                                                                                   9,380
Total liabilities                                                                             58,334
Accumulated deficit                                                                         (166,851)
Total stockholders' deficit                                                                  (48,954)

SUMMARY OF OPERATING RESULTS
Revenue                                                                                            -

Net loss before taxes                                                                        (34,756)
Provision for income taxes                                                                      (122)
Net loss                                                                                     (46,040)
Net Loss per share                                                                             (0.03)


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Hangman Productions' future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under "Trends and Uncertainties", and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

     PLAN OF OPERATIONS

     The Company's plan of operations for the next 12 months is to continue with its current efforts in the screenplay competition arena. Hangman has been involved in the film production and management industry, primarily focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community. Hangman will seek to continue providing opportunities for emerging screenwriters and developing our relationships within both the screenwriting and the film-making community. Hangman is seeking to increase its exposure within the screenplay contest community based on the continued growth of the Company's ScreenplayShootout!

     Hangman will continue hosting screenplay contests in 2009, with its next ScreenplayShootout! to commence by June, 2009. The Company's management is hopeful that the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who will advertise on our web properties and other promotional materials, targeting our participant demographic.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The year ended December 31, 2008 resulted in a net loss from continuing operations of ($34,878.) Including the loss from discontinued operations of ($11,162) the Company incurred a net loss of ($46,040). The year ended December 31, 2007, resulted in a net loss from continuing operations of ($19,751). Including the loss from discontinued operations of ($21,148) the Company incurred a net loss of ($40,899).

     The basic loss per share for the year 2008 was ($0.03) which was inline with the loss per share of ($0.03) for the year ended 2007. Details of changes in revenues and expenses can be found below.

     OPERATING RESULTS REVENUES

     Revenues for the fiscal year ended December 31, 2008, were $3,694 compared to $0 for the year ended December 31, 2007. The Company's screenplay contest commenced at the end of 2007 and therefore did not generate revenue prior to the end of the 2007 fiscal year. The Company generated $3,694 in revenue for the year ended December 31, 2008. As mentioned above, the increase in revenue for the year ended 2008 compared to the year ended 2007 was a result of the timing of the Company's screenplay contests.

     OPERATING RESULTS COST OF SALES

     Cost of sales for the twelve-month period ended December 31, 2008, were $3,250. In comparison, the cost of sales for the fiscal year ended 2007 was $0. The difference between the two comparable periods was due to the timing of the Company's screenplay contests, as previously discussed.

     OPERATING RESULTS OPERATING EXPENSES

     Operating expense for the twelve-month period ended December 31, 2008, increased by $13,683 to $30,687 as compared to $17,005 for the year ended December 31, 2007. The increase can be attributed to an increase in the Company's accounting and legal expenses related to the sale of the Company's subsidiary, 4th Grade Films, Inc.

     OPERATING RESULTS INTEREST EXPENSES

     Interest expenses for the year ended December 31, 2008, increased $1,780 to $4,523 as compared to $2,743 for the year ended December 31, 2007. The Company's notes payable accrued interest throughout the entire year ended 2008. For the year ended 2007 the Company maintained a lower notes payable balance throughout the beginning of the period. Therefore, the Company incurred greater interest expenses in 2008 compared with 2007 because outstanding notes payable balances increased throughout 2007 and did not reach balances similar to 2008 until the later part of 2007.

     LIQUIDITY AND CAPITAL RESOURCES

     Balance Sheet Information:

The following information is a summary of our balance sheet as of December 31, 2008:

                                  Summary Balance Sheet as of December 31, 2008
                                  ==============================================


Total Current Assets                                                  $   9,380
Total Assets                                                              9,380
Total Liabilities                                                        58,334
Accumulated Deficit                                                    (166,851)
Total Stockholders' Deficit                                             (48,954)


     As of December 31, 2008 our total current assets were $9,380 and consisted of cash and cash equivalents.

     Because the Company has accumulated losses since inception, has minimal assets, and has no sales activity the Company's auditor believes that these factors raise substantial doubt about the Company's ability to continue as a going concern. With monies that the Company's management has agreed to advance the Company and its existing cash balance of $9,380, as of December 31, 2008, the Company deems that it has adequate resources for the Company's planned operations for the next 12 months.

     Management anticipates average monthly expenditures to range between $1,000 and $1,500 per month. Management is unable to forecast the revenue that its current contest will generate, but given the fact that the Company's management has agreed to advance the Company monies not to exceed $40,000, the Company should have sufficient funds to continue to operate over the next twelve months. If the Company needs funds in excess of $40,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     The Company's ability to continue as a going concern is dependent on management's ability to generate revenue and to manage the Company's expenses. Management will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

     FUNDING THROUGH PRIVATE PLACEMENTS

     The Company has completed the following three transactions to finance its formation and operations:

     1) In August of 1999, the Company authorized and subsequently issued 400,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.01 per share for a total of $4,000.

     2) In September of 1999, the Company offered 320,000 shares of "unregistered" and "restricted" shares of common stock to "accredited" or "sophisticated" investors at $0.05 per share. These shares were issued for cash in December of 1999.

     3) In January of 2004, the Company offered 20,000 shares of "unregistered" and "restricted" shares of common stock to "accredited" or "sophisticated" investors at $0.05 per share. These shares were issued for cash in February of 2004.

     4) In March of 2006, the Company issued 750,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $.05 per share based on the company's most recent trading activity in January of 2004.

     FUNDING FUTURE ACQUISITIONS AND OPERATIONS

     Our ability to fund our operations and acquisitions is discussed above under "Plan of Operations."

     OFF-BALANCE SHEET ARRANGEMENTS

     None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    PART F/S



                            Hangman Productions, Inc.
                          [A Development Stage Company]
                       Financial Statements and Report of
                  Independent Registered Public Accounting Firm
                                December 31, 2008


                               Hangman Productions, Inc.
                             [A Development Stage Company]

                                   TABLE OF CONTENTS

                                                                                 Page


Report of Independent Registered Public Accounting Firm                           16

Balance Sheets - December 31, 2008 and 2007                                       17

Statements of Operations for the Years Ended December 31, 2008 and                18
2007 and for the period from inception [August 11, 1999] through
December 31, 2008.

Statement of Stockholders' Deficit for the period from inception                  19
[August 11, 1999] through December 31, 2008.

Statements of Cash Flows for the Years Ended December 31, 2008 and                20
2007 and for the period from inception [August 11, 1999] through
December 31, 2008.

Notes to the Financial Statements                                              21 - 26

                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Hangman Productions, Inc.

     We have audited the accompanying balance sheets of Hangman Productions, Inc. [a development stage company] as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception [August 11, 1999] through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hangman Productions, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and for the period from inception [August 11, 1999] through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MANTYLA MCREYNOLDS LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
February 24, 2009


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                           December 31, 2008 and 2007


                                                12/31/2008            12/31/2007
                                              ----------------      ----------------
                                                 [Audited]             [Audited]

   ASSETS

Assets

     Current Assets
        Cash                                          $ 9,380              $ 12,461
        Prepaid Expenses                                    -                   684
                                              ----------------      ----------------
     Total Current Assets                               9,380                13,145

     Non-Current Assets

        Film Costs                                          -                77,448
                                              ----------------      ----------------
     Total Non-Current Assets                               -                77,448
                                              ----------------      ----------------
Total Assets                                          $ 9,380              $ 90,593
                                              ================      ================

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

        Accounts Payable                             $ 14,447              $ 10,990
        Franchise Taxes Payable                           100                   100
        Accrued Interest - Related Party                  981                   981
        Accrued Director Compensation                   2,379                 3,013
                                              ----------------      ----------------
     Total Current Liabilities                         17,907                15,084

     Long Term Liabilities

        Note Payable - Shareholders                  $ 40,427              $ 46,020
                                              ----------------      ----------------
     Total Long Term Liabilities                       40,427                46,020
                                              ----------------      ----------------
Total Liabilities                                    $ 58,334              $ 61,104


     Noncontrolling Interest                                                 90,000

     Stockholders' Deficit

        Common Stock, $.01 par value;
           50,000,000 shares authorized;
           1,490,000 shares issued and outstanding     14,900                14,900
        Paid-in Capital                               102,997                45,400
        Deficit Accumulated during the development
        stage                                        (166,851)             (120,811)
                                              ----------------      ----------------
     Total Stockholders' Deficit                      (48,954)              (60,511)
                                              ----------------      ----------------
Total Liabilities and Stockholders' Deficit           $ 9,380              $ 90,593
                                              ================      ================



                 See accompanying notes to financial statements




                            Hangman Productions, Inc.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
           For the years ended December 31, 2008 and 2007 and for the period from Inception [August 11, 1999] through December 31, 2008


                                                                    Since Inception
                                                                        through
                                                                      December, 31
                                         2008             2007            2008
                                      -----------      -----------    ------------
Revenues                                 $ 3,694              $ -        $ 20,203
Cost of Sales                              3,250                -           9,000
                                      -----------      -----------    ------------
Gross Margin                                 444                -          11,203

General and Administrative Expenses       30,687           17,005         136,338
                                      -----------      -----------    ------------
Operating Loss                           (30,243)         (17,005)       (125,135)

Interest Income                               10                -              43
Interest Expense                          (4,523)          (2,743)         (8,469)
                                      -----------      -----------    ------------
Net Loss Before Income Taxes             (34,756)         (19,748)       (133,561)

Provision for Income Taxes                   122                3             880

Net Loss from Continuing Operations      (34,878)         (19,751)       (134,441)
                                      -----------      -----------    ------------
Discontinued Operations:

    Loss from discontinued operations,
    net of tax                           (11,162)         (21,148)        (32,410)
                                      -----------      -----------    ------------
Loss from Discontinued Operations        (11,162)         (21,148)        (32,410)

Net Income/(Loss)                      $ (46,040)       $ (40,899)      $(166,851)
                                      ===========      ===========    ============
Income/(Loss) Per Share from
Continuing Operations                  $   (0.02)       $   (0.01)      $   (0.14)
                                      ===========      ===========    ============
Income/(Loss) Per Share from
Discontinued Operations                $   (0.01)       $   (0.01)      $   (0.03)
                                      ===========      ===========    ============

Income/(Loss) Per Share                $   (0.03)       $   (0.03)      $   (0.18)
                                      ===========      ===========    ============

Weighted Average Shares Outstanding    1,490,000        1,490,000         943,414
                                      ===========      ===========    ============



                 See accompanying notes to financial statements


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                   STATEMENTS OF STOCKHOLDERS' EQUITY/DEFICIT
                 For the period from Inception [August 11, 1999]
                            through December 31, 2008

                                                                       Additional                            Net
                                      Common            Common          Paid-in           Accumulated    Stockholders
                                      Shares             Stock           Capital           Deficit     Equity/Deficit
Balance, August 11, 1999
(Inception)                              -               $ -              $ -               $ -              $ -

Issued stock to Officers for cash,
September 16, 1999, at
$0.01/shares                          400,000            4,000              -                 -                4,000
Issued stock to shareholders for
cash, December 11, 1999, at
$0.05/share                            37,500              375           1,500                -                1,875
Issued stock to shareholders for
cash, December 20, 1999, at
$0.05/share                            14,000              140             560                -                  700
Issued stock to shareholders for
cash, December 27, 1999, at
$0.05/share                           268,500            2,685          10,740                -               13,425
Net loss for the Year Ended
December 31, 1999                           -                -               -                 (411)            (411)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 1999             720,000             7,200           12,800              (411)          19,589
Net loss for the year Ended
December 31, 2000                           -                -               -               (4,478)          (4,478)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2000             720,000             7,200           12,800            (4,889)          15,111
Net loss for the year Ended
December 31, 2001                           -                -               -                 (557)            (557)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2001             720,000             7,200           12,800            (5,446)          14,554
Net loss for the year Ended
December 31, 2002                           -                -               -               (2,139)          (2,139)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2002             720,000             7,200           12,800            (7,585)          12,415
Net loss for the year Ended
December 31, 2003                           -                -               -               (1,757)          (1,757)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2003             720,000             7,200           12,800            (9,342)          10,658
Issued stock to investors for cash,
January 4, 2004 at $0.05/share          20,000               200              800                 -            1,000
Net loss for the year Ended
December 31, 2004                           -                -               -              (22,147)         (22,147)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2004             740,000             7,400           13,600           (31,489)         (10,489)
Net loss for the year Ended
December 31, 2005                           -                -               -              (28,508)         (28,508)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2005             740,000           $ 7,400         $ 13,600         $ (59,997)       $ (38,997)
Issued stock for forgiveness of
debt, March 31, 2006                   750,000           $ 7,500         $ 30,000              -            $ 37,500
Contributed shared expenses from
shareholder                                 -              $ -              $ 600                              $ 600
Net loss for the year Ended
December 31, 2006                           -                -                -             (19,915)         (19,915)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2006           1,490,000          $ 14,900           44,200           (79,912)         (20,812)
Contributed shared expenses from
shareholder                                 -                -              1,200                 -            1,200

Net loss for the year Ended
December 31, 2007                           -                -                -             (40,899)         (40,899)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2007           1,490,000          $ 14,900         $ 45,400          (120,811)       $ (60,511)
                                   ------------      ------------     ------------      ------------     ------------
Sale of Subsidiary                          -                -             56,997                 -           56,997
Contributed shared expenses from
Shareholder                                 -                -                600                 -              600

Net loss for the year Ended
December 31, 2008                           -                -                -             (46,040)         (46,040)
                                   ------------      ------------     ------------      ------------     ------------
Balance, December 31, 2008           1,490,000          $ 14,900         $102,997          (166,851)       $ (48,954)
                                   ============      ============     ============      ============     ============


                 See accompanying notes to financial statements



                             Hangman Productions, Inc.
                           [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
           For the years ended December 31, 2008 and 2007 and for the period from Inception [August 11, 1999] through December 31, 2008

                                                                                             Since Inception
                                                                                                 through
                                                                                               December, 31
                                                                     2008           2007           2008
                                                                  ----------    -----------    -----------
Cash Flows from Operating Activities
Net Income/(Loss)                                                 $ (46,040)    $  (40,899)    $ (166,851)
     Loss from Discontinued Operations                               11,162         21,148         32,410
                                                                  ----------    -----------    -----------
     Loss from Continuing Operations                                (34,878)       (19,751)      (134,441)

     Adjustments to reconcile net loss to net cash
     From Operating Activities:

         Non-cash contributed by shareholder                            600          1,200          2,400
         (Increase)/Decrease in prepaid expenses                        684           (684)             -
         Increase / (Decrease) accounts payable                       7,415            816         14,447
         Increase/(Decrease) in franchise taxes payable                   -                           100
         Increase / (Decrease) in salaries payable/director comp.       115            110         39,879
         Increase / (Decrease) in accrued interest - related party    4,407          2,591          6,408
                                                                  ----------    -----------    -----------
     Net Cash from Continuing Operations                            (21,657)       (15,718)       (71,207)
     Net Cash from Discontinued Operations                          (26,224)       (93,889)      (120,213)
                                                                  ----------    -----------    -----------
Net Cash From Operating Activities                                  (47,881)      (109,607)      (191,420)

Cash Flows from Investing Activities

     Net Cash from Continuing Investing Activities                        -              -              -
     Net Cash from Discontinued Investing Activities                 29,800              -         29,800
                                                                  ----------    -----------    -----------
Net Cash from Investing Activities                                   29,800              -         29,800

Cash Flows from Financing Activities

     Proceeds from Loans from Shareholders                                -         32,000         49,000
     Repayment on Loans from Shareholders                           (10,000)             -        (14,000)
     Issued Stock for Cash                                                -              -         21,000
                                                                  ----------    -----------    -----------
     Net Cash from Continuing Financing Activities                  (10,000)        32,000         56,000
     Net Cash from Discontinued Financing Activities                 25,000         90,000        115,000
                                                                  ----------    -----------    -----------

Net Cash from Investing Activities                                   15,000        122,000        171,000

         Net Increase / (Decrease) in Cash                           (3,081)        12,393          9,380

Beginning Cash Balance                                               12,461             68              -
                                                                  ----------    -----------    -----------
Ending Cash Balance                                                 $ 9,380        $12,461        $ 9,380
                                                                  ==========    ===========    ===========

Supplemental Schedule of Cash Flow Activities

     Cash paid for
         Interest                                                   $   -          $   -          $   -
         Income taxes                                               $   -          $   -          $   884
         Stock issued for accrued liabilities                       $   -          $   -          $37,500
         Gain from disposal of subsidiary booked to APIC            $56,997        $   -          $56,997



                 See accompanying notes to financial statements


                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                               December 31, 2008

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

          (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $9,380 cash at December 31, 2008.

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

          (f) Revenue Recognition

          The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned once a contest is complete and a winner has been determined. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                               December 31, 2008

          ORGANIZATION   AND   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES
          [continued]

          (g) Advertising

          Advertising Costs are expensed as incurred. The total advertising expense for the year ended December 31, 2008 and 2007 was $1,470 and $0, respectively.

          (h) Impact of New Accounting Standards

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company's fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements. The Company is currently determining what impact the application of SFAS 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS 11" ("SFAS 159"). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. We adopted SFAS 159 on January 1, 2008. The adoption had no impact on our Financial Statements as we did not make a fair value election for any additional financial assets and liabilities. Any election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141R will change the Company's accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of SFAS 160 will have a significant impact on its Financial Statements.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                               December 31, 2008

          ORGANIZATION   AND   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES
          [continued]

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our Condensed Consolidated Financial Statements.

          In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 ("SFAS 163"). SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed consolidated financial statements. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future consolidated financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

          The Company has accumulated losses from inception through December 31, 2008 of ($166,851), has minimal assets, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year. Loss carry forward amounts expire at various times through 2028. Deferred tax assets recognized for net operating loss carry forwards total $0, net of a valuation allowance of $21,816, as detailed below.

                                                                  Balance              Tax               Rate
Deferred Tax Asset                                            --------------     ---------------     ------------
Federal loss carryforward (expires through 2027)              $     109,305      $       16,396              15%
State loss carryforward (expires through 2017)                $     108,405      $        5,420               5%
                                                                                 ---------------
Gross deferred tax asset                                                         $       21,816
Valuation Allowance                                                              $      (21,816)
                                                                                 ---------------
Net deferred tax asset                                                                       -

          The allowance has increased $2,047 from the $19,769 allowance balance as of December 31, 2007. The income/franchise tax payable at December 31, 2008 of $100 is the minimum tax due to the State of Utah for 2008.

          A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of December 31, 2008 follows:

Expected provision (based on statutory rate)                $       (6,951)
Effect of:
Franchise tax deduction                                     $          (16)
Increase / (decrease) in valuation allowance                $        2,047
Related party gain                                          $        4,920
Penalties                                                   $           22
State Minimum tax                                           $          100
                                                            ---------------
Total actual provision                                      $          122
                                                            ===============

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                               December 31, 2008

          INCOME TAXES (continued)

          Net operating loss carryforwards expire in various years through 2027 as follows.

                    Year               Amount           Expiration
                --------------     ---------------      ------------
                        2008       $   10,258                 2028
                        2007       $   19,651                 2027
                        2006       $   19,914                 2026
                        2005       $   28,388                 2025
                        2004       $   21,897                 2020
                        2003       $    1,757                 2021
                        2002       $    2,139                 2022
                        2001       $      557                 2023
                        2000       $    4,744                 2024
                                   ---------------
                                   $  109,305
                                   ===============

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

          A reconciliation of our unrecognized tax benefits for 2008 is presented in the table below:

               Balance as of January 1, 2008
               Additions based on tax positions related to the current year $ -
               Additions based on tax positions related to prior year         -
               Reductions for tax positions of prior years                    -
               Reductions due to expiration of statute of limitations         -
               Settlements with taxing authorities                            -

               Balance as of December 31, 2008                              $ -

          The Company has filed income tax returns in the US. All years prior to 2004 are closed by expiration of the statute of limitations. The tax year ended December 31, 2005, will close by expiration of the statute of limitations on April 5, 2009. The years ended December 31, 2006, 2007, and 2008 are open for examination.

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

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                               December 31, 2007

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

          As of December 31, 2008, James Doolin, the Company's President and director, had loaned the Company a total of $25,116 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2012. As of December 31, 2008, the outstanding note payable to the shareholder was $29,456, which includes $4,340 in accrued interest. For the fiscal year ended December 31, 2008 the Company accrued interest of $2,777 on the note.

          As of December 31, 2008 a shareholder had loaned the Company a total of $8,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2012. As of December 31, 2008, the outstanding note payable to the shareholder was $10,971, which includes $2,471 in accrued interest. For the fiscal year ended December 31, 2008 the Company accrued interest of $1,630 on the note.

          As of December 31, 2008, approximately 68% of the Company's issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the year ended December 31, 2008 the Company's officer provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated and expensed for the year ended December 31, 2008 equates to $1,200, of which $600 was paid in Cash and $600 was contributed by a shareholder.

          During the year ended December 31, 2008 legal services were provided by a shareholder. The total expense incurred for these services was $4,823 for the year.

                            Hangman Productions, Inc.
                          [A Development Stage Company]
                        Notes to the Financial Statements
                               December 31, 2008

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

NOTE 7         DISCONTINUED OPERATIONS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     IDENTIFICATION OF OFFICERS AND DIRECTORS

     Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

     James P. Doolin, President and a director, is 32 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. After completion of his undergraduate Mr. Doolin was employed by Jenson Services, Inc., a merger and acquisition consulting firm, from 1998 until entering graduate school in 2001. After graduation from Pepperdine's Graziadio School of Business, Mr. Doolin worked as an associate at an Investment Banking firm in Southern California. For the past four years, Mr. Doolin has been a financial consultant to development stage businesses and public corporations. In addition Mr. Doolin was an officer and director of Wasatch Web Advisors, Inc. In October, 2003, Wasatch Web Advisors, Inc. became Raser Technologies, Inc., at which time Mr. Doolin resigned. Mr. Doolin was also an officer and director of Cole, Inc. Cole, Inc., became Reflect Scientific, Inc. in December, 2003, at which time Mr. Doolin resigned. Mr. Doolin was also an officer and director of The Autoline Group, Inc., which became GeNOsys, Inc., in August, 2005, at which time Mr. Doolin resigned. Mr. Doolin is currently the President and director of 4th Grade Films, Inc. Mr. Doolin is also an officer and director of Left Lane Imports, Inc., which is not a reporting entity at this time.

     Shane E. Thueson, Vice President and a director, is 32 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history. Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002. Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah. Mr. Thueson resigned as the Marketing Programs manager in March, 2005, to become a full-time screeplay writer. For the past five years Mr. Thueson has developed and written numerous original screenplays. In addition to being the Vice President of Hangman Productions, Inc., a reporting entity, Mr. Thueson was also an officer and director of Cole, Inc. In December, 2003, Cole Inc., changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned.

     John K. Winchester, Secretary and director, is 33 years of age. Mr. Winchester graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, communication degree. Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004. Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004.

     SIGNIFICANT EMPLOYEES

     Other than James P. Doolin, Shane E. Thueson, and John K. Winchester the Company has no employees.

     TERM OF OFFICE

     The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

     FAMILY RELATIONSHIPS

     None, not applicable;

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, the following were filed, but not timely:

Name                                              Type          Filed
------------------------------------------------- ----------- ------------------
------------------------------------------------- ----------- ------------------
James Doolin                                      Form 3      September 30, 2004
Michael J. Doolin                                 Form 3      September 30, 2004
Sharlene Doolin                                   Form 3      September 30, 2004
Quad D Partnership                                Form 3      September 30, 2004

     CODE OF ETHICS

     We have adopted a code of ethics for our principal executive and financial officers.

     NO INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no director, officer, promoter or control person:

     - has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     - was  convicted  in a criminal  proceeding  or named  subject of a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

     - was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

     - was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     CORPORATE GOVERNANCE

     Nominating Committee

     We have not established a Nominating Committee because, due to our development of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

     If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

     Audit Committee

     We have not established an Audit Committee because, due to our development of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an audit committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management

ITEM 11. EXECUTIVE COMPENSATION

     ALL COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)
                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.     12-31-06 $0       0     0      0        0     0     0
Doolin,      12-31-07 $0       0     0      0        0     0     0
Director,    12-31-08 $0       0     0      0        0     0     0
President

Shane E.     12-31-06 $0       0     0      0        0     0     0
Thueson,     12-31-07 $0       0     0      0        0     0     0
Director,    12-31-08 $0       0     0      0        0     0     0
Vice
President

John K.      12-31-06 $0       0     0      0        0     0     0
Winchester   12-31-07 $0       0     0      0        0     0     0
Director,    12-31-08 $0       0     0      0        0     0     0
Secretary

     No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2008. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

   COMPENSATION OF DIRECTORS

     Executive compensation was paid to the Company's officers and directors related to services performed for the Company's operations and managing the Company's strategic development. On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Should operations produce positive cash flow, compensation will resume with 1 officer receiving $1,000 per month and another receiving $500 per month, and the third receiving $100 per month.

     OUTSTANDING EQUITY AWARDS

     None.

     OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

     None. We have no outstanding options or stock appreciation rights.

     OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR

     None. We have no outstanding options or stock appreciation rights.

     LONG TERM INCENTIVE PLAN AWARDS IN THE LAST FISCAL YEAR

     None. We have no long-term incentive plans.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,490,000 shares of common stock outstanding at that date.

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Leonard W. Burningham               100,000                      6.7%
1227 East Gilmer Drive
Sale Lake City, UT 84105

James P. Doolin*                    551,250                     37.0%
1704 E. Harvard Ave.
Salt Lake City, UT 84108

Michael J. Doolin*                  300,000                     20.1%
5 Pepperwood Drive
Sandy, UT 84092

Quad D LTD Partnership*             100,000                      6.7%
5 Pepperwood Drive
Sandy, UT 84092

Shane E. Thueson                    250,000                     17.0%
10972 Cindy Circle
Sandy, UT 84092


TOTAL                             1,301,250                     87.3%


* Michael and Sharlene Doolin are husband and wife. James Doolin is the son of Michael and Sharlene Doolin.

** Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the holdings of common stock of the Company's directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 1,490,000 shares of common stock outstanding at that date.

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin*                    551,250                       37%
1704 E. Harvard Ave.
Salt Lake City, UT 84108

Shane E. Thueson                    250,000                       17%
10972 Cindy Circle
Sandy, UT 84092

John K. Winchester                    1,250                        0%
762 East Gable Street
Midvale, UT 84047

TOTAL OFFICERS & DIRECTORS          802,250                       54%

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None. We have no equity compensations plans.

     CHANGES IN CONTROL

     We do not have any arrangements  that would result in any change in control
of  our  company.   However,   there  are  no  provisions  in  our  Articles  of
Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM  13:  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

     None.   We  have  no   undisclosed   related   transactions.

     RESOLVING CONFLICTS OF INTEREST

     Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

     DIRECTOR INDEPENDENCE

     We do not have any independent directors serving on our board of directors

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008 and 2007:


                Fee Category                  2008      2007
--------------------------------------------------------------
--------------------------------------------------------------
Audit Fees                                  $ 19,286    15,779
Audit-related Fees                          $    564         0
Tax Fees                                    $    390       412
All Other Fees                              $      0         0
                                             -----------------
Total Fees                                  $ 20,240    16,191
                                             =================

     Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Exhibits.  The following exhibits are filed as part of this Annual Report:

No.      Description
----     ---------------------------------------------------------------------------------------
31.1     Certification of Principal Executive Officer as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 *
31.2     Certification of Principal Financial Officer as adopted pursuant to Section 302 of the
         Sarbanes Oxley Act of 2002 *
32.2     Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section
         1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*    Filed herewith


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANGMAN PRODUCTIONS, INC.



Date:3/5/09                            /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HANGMAN PRODUCTIONS, INC.



Date:3/5/09                            /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:3/5/09                            /S/Shane Thueson
                                       Shane Thueson
                                       Vice President and Director