Form 10-Q
period 2009-03-31
Hangman Productions, Inc.
filed 2009-05-13
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2009

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

                                  May 13, 2009

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

                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                              As of March 31, 2009
                              and December 31, 2008


                                                03/31/2009             12/31/2008
                                              ----------------      ----------------
                                                [Unaudited]             [Audited]
   ASSETS

Assets

     Current Assets
        Cash                                            $ 682               $ 9,380
                                              ----------------      ----------------
     Total Current Assets                                 682                 9,380
                                              ----------------      ----------------
Total Assets                                            $ 682               $ 9,380

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

        Accounts Payable                             $ 14,807              $ 14,447
        Franchise Taxes Payable                             -                   100
        Accrued Interest - Related Party                    -                   981
        Accrued Director Compensation                   2,408                 2,379
                                              ----------------      ----------------
     Total Current Liabilities                         17,215                17,907
     Long Term Liabilities

        Note Payable - Shareholders                    41,424                40,427
                                              ----------------      ----------------
     Total Long Term Liabilities                       41,424                40,427
                                              ----------------      ----------------
Total Liabilities                                    $ 58,639              $ 58,334

     Noncontrolling Interest                                                      -

     Stockholders' Deficit

        Common Stock, $.01 par value;
           50,000,000 shares authorized;
           1,490,000 shares issued and outstanding     14,900                14,900
        Paid-in Capital                               103,298               102,997
        Deficit Accumulated during the
        development stage                            (176,155)             (166,851)
                                              ----------------      ----------------
     Total Stockholders' Deficit                      (57,957)              (48,954)
                                              ----------------      ----------------
Total Liabilities and Stockholders' Deficit             $ 682               $ 9,380
                                              ================      ================





                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2009 and 2008
           and For the Period from Inception through March 31, 2009


                                               For the          For the
                                              Three Months    Three Months Since Inception
                                                Ended            Ended        through
                                              03/31/2009       03/31/2008    03/31/2009
                                              -----------      -----------  -----------
Revenues                                         $     -        $     -       $ 20,203
Cost of Sales                                          -              -          9,000
                                              -----------      ---------    -----------
Gross Margin                                           -              -         11,203

General and Administrative Expenses                8,278         10,214        144,616
                                              -----------      ---------    -----------
Operating Loss                                    (8,278)       (10,214)      (133,413)

Interest Income                                        -              -             43
Interest Expense                                  (1,026)        (1,176)        (9,495)
                                              -----------      ---------    -----------
Net Loss Before Income Taxes                      (9,304)       (11,390)      (142,865)

Provision for Income Taxes                             -              -            880
                                              -----------      ---------    -----------
Net Loss from Continuing Operations               (9,304)       (11,390)      (143,745)
Discontinued Operations:

    Loss from discontinued operations,
    net of tax                                         -         (5,118)       (32,410)
                                              -----------      ---------    -----------
Loss from Discontinued Operations                      -         (5,118)       (32,410)

Net Income/(Loss)                                 (9,304)       (16,508)      (176,155)
                                              ===========      =========    ===========
Income/(Loss) Per Share from
Continuing Operations                            $ (0.01)       $ (0.01)       $ (0.15)
                                              ===========      =========    ===========
Income/(Loss) Per Share from
Discontinued Operations                                -              -        $ (0.03)
                                              ===========      =========    ===========

Income/(Loss) Per Share                          $ (0.01)       $ (0.01)       $ (0.18)
                                              ===========      =========    ===========

Weighted Average Shares Outstanding             1,490,000      1,490,000       957,534
                                              ===========      =========    ===========


                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2009 and 2008
           and For the Period from Inception through March 31, 2009


                                                                    For the       For the
                                                                  Three Months   Three Months  Since Inception
                                                                     Ended         Ended        through
                                                                  03/31/2009      03/31/2008   03/31/2009
                                                                  ------------   ------------------------
     Cash Flows from Operating Activities
     Net Income/(Loss)                                                 (9,304)     (16,508)     (176,155)
        Gain/(Loss) from Discontinued Operations                            -        5,118        32,410
                                                                  ------------   ----------    ----------
        Loss from Continuing Operations                                (9,304)     (11,390)     (143,745)

        Adjustments to reconcile net loss to net cash
        From Operating Activities:

            Non-cash contributed by shareholder                           300          300         2,700
            (Increase)/Decrease in prepaid expenses                         -          684             -
            Increase / (Decrease) accounts payable                        361           94        14,808
            Increase/(Decrease) in income taxes payable                  (100)           -             -
            Increase / (Decrease) in salaries payable                      29           28        39,908
            Increase/(Decrease) in unearned revenue                         -           33             -
            Increase / (Decrease) in accrued interest - related party      16        1,148         6,424
                                                                  ------------   ----------    ----------
        Net Cash from Continuing Operations                            (8,698)      (9,103)      (79,905)
        Net Cash from Discontinued Operations                               -      (19,298)     (120,213)
                                                                  ------------   ----------    ----------
     Net Cash From Operating Activities                                (8,698)     (28,401)     (200,118)

     Cash Flows from Investing Activities

        Net Cash from Continuing Investing Activities                       -            -             -
        Net Cash from Discontinued Investing Activities                     -            -        29,800
                                                                  ------------   ----------    ----------
     Net Cash from Investing Activities                                     -            -        29,800

     Cash Flows from Financing Activities

        Proceeds from Loans from Shareholders                               -            -        49,000
        Repayment on Loans from Shareholders                                -            -       (14,000)
        Issued Stock for Cash                                               -            -        21,000
                                                                  ------------   ----------    ----------
        Net Cash from Continuing Financing Activities                       -            -        56,000
        Net Cash from Discontinued Financing Activities                     -       20,000       115,000
                                                                  ------------   ----------    ----------
     Net Cash from Investing Activities                                     -       20,000       171,000

            Net Increase / (Decrease) in Cash                          (8,698)      (8,401)          682

     Beginning Cash Balance                                             9,380       12,461             -
                                                                  ------------   ----------    ----------
     Ending Cash Balance                                                  682      $ 4,060           682
                                                                  ============   ==========    ==========

     Supplemental Schedule of Cash Flow Activities

        Cash paid for
            Interest                                                    $   -        $   -      $      -
            Income taxes                                                $ 100        $   -      $    984
            Stock issued for accrued liabilities                        $   -        $   -      $ 37,500
            Gain from disposal of subsidiary booked to APIC             $   -        $   -      $ 56,997


                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                        Notes to the Financial Statements

NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited financial statements of Hangman Productions, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2008. In the opinion of management these interim financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation of financial position. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

          Reclassifications - Certain reclassifications have been made to prior period balances in order to conform to current period classifications.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net loss from continuing operations of $9,304 for the three months ended March 31, 2009. Because the Company has accumulated losses from it operations since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop its screenplay contests. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no officer expense recorded for the three months ended March 31, 2009. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2010. The Company has accrued interest relating to the salaries payable of $308 and the outstanding balance of the salaries payable is $2,408 as of March 31, 2009. For the quarter ended March 31, 2009 the Company accrued interest of $29 on the salaries payable.

          During the years ended December 31, 2006 and 2007, James Doolin, the Company's President and director, loaned the Company an aggregate of $25,116 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of March 31, 2009, the outstanding note payable to the shareholder was $30,182. For the quarter ended March 31, 2009 the Company accrued interest of $726 on the note.

          During the years ended December 31, 2007 and 2008, a shareholder loaned the Company an aggregate of $8,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of March 31, 2009, the outstanding note payable to the shareholder was $11,241. For the quarter ended March 31, 2009, the Company accrued interest of $271 on the note.

          As of March 31, 2009, approximately 68% of the Company's issued and outstanding common stock was controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the quarter ended March 31, 2009, management provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended March 31, 2009 equates to $300.

                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                        Notes to the Financial Statements (cont.)

NOTE 4 -  Recent Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 was effective for the Company beginning January 1, 2008 with no impact on the Company's financial statements.

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities. "SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009 with no impact on the Company's financial statements.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

     The Company's plan of operations for the next 12 months is to continue with its current efforts in the screenplay competition arena. Hangman has been involved in the film production and management industry, primarily focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community. Hangman will seek to continue providing opportunities for emerging screenwriters and developing relationships within both the screenwriting and the film-making community. Hangman is seeking to increase its exposure within the screenplay contest community based on the continued growth of the Company's ScreenplayShootout!

     Hangman will continue hosting screenplay contests in 2009, with its next ScreenplayShootout! to commence by June, 2009. The Company's management is hopeful that the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who will advertise on our web properties and other promotional materials, targeting our participant demographic. The Company has received sponsorship from a screenwriting software company for the Company's upcoming screenplay contest. The Company has also developed relationships with over ten literary producers, managers and agents who have agreed to consider the top five finalists of this year's ScreenplayShootout! for representation and development. The Company feels that the participation by the sponsor and producers, managers and agents will provide greater exposure and interest for this year's ScreenplayShootout!

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt about the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended March 31, 2009, resulted in a net loss of $9,304. The Basic Loss per Share for the three month period ended March 31, 2009 was ($0.01). Details of changes in revenues and expenses can be found below.

     All prior period financial figures provided for comparison purposes will be derived from continuing operations data.

     OPERATING RESULTS - REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $9,304 and no revenue for the period ended March 31, 2009. For the period ended March 31, 2008 the Company generated a net loss of $11,390 on no revenue. The Company was unable to generate revenue in either period due to the timing on the Company's screenplay contests. The Company's current screenplay contest, the ScreenplayShootout! commences June, 2009.

     The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS - COST OF SALES

     Cost of sales was $0 for the three month period ended March 31, 2009 and March 31, 2008. The Company did not generate revenue for the period ended March 31, 2009 or March 31, 2008, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended March 31, 2009, was $8,278 compared with $10,214 for the period ended March 31, 2008. Operating expenses included director compensation, professional fees, and general administrative expenses.

     - The Company's professional fees include accounting, legal and website maintenance fees. The net professional expenses incurred in the three month period ended March 31, 2009 totaled $7,369. In comparison the net professional expenses incurred in the three month period ended March 31, 2008 totaled $7,531. The Company's professional expenses were not materially different between the two periods. The Company estimates that for the fiscal year accounting expenses will be approximately $8,000, legal expenses will be approximately $5,000 and website maintenance fees will be approximately $1,500.

     - The Company incurred $300 in rent for the three month period ended March 31, 2009 and 2008.

     - Other general and administrative expenses for the quarter ended was approximately $609 compared to $903 for the same period a year prior. The difference between the two periods is not deemed material.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $1,026 in interest expense for the quarter ended March 31, 2009 and $1,176 for the quarter ended March 31, 2008. The decrease in interest for the three month period ended March 31, 2009, was due to a lower Note Payable balance due to a shareholder. On August 13, 2008 the Company paid $10,000 toward the Note Payable balance.

     LIQUIDITY

     As of March 31, 2009, the Company maintained a cash balance of $682, and an outstanding balance of $17,215 in accounts payable and accrued expenses. The Company also has a note payable to the Company's President and a shareholder in the amount of $41,424. The Company had no inventory as of March 31, 2009.

     The Company's $ 682 cash balance as of March 31, 2009 is not sufficient to cover the Company's general expenses of operation for the next twelve months. The Company's management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of March 31, 2009.

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

                                HANGMAN PRODUCTIONS, INC.

Date: 05/13/09                  /S/ JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Principal Financial Officer,
                                              President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 05/13/09                  /S/ SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Principal Executive Officer,
                                               Vice President and Director