Form 10-Q
period 2009-06-30
Hangman Productions, Inc.
filed 2009-08-05
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2009

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

                                 August 5, 2009

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

                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                              As of June 30, 2009
                              and December 31, 2008


                                                 6/30/2009            12/31/2008
                                              ----------------      ----------------
                                                [Unaudited]            [Audited]

                                     ASSETS

Assets

     Current Assets

        Cash                                          $ 1,574               $ 9,380
                                              ----------------      ----------------
     Total Current Assets                               1,574                 9,380

Total Assets                                          $ 1,574               $ 9,380
                                              ================      ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

        Accounts Payable                             $ 17,084              $ 14,447
        Franchise Taxes Payable                             -                   100
        Accrued Interest - Related Party                    -                   981
        Accrued Director Compensation                   2,438                 2,379
                                              ----------------      ----------------
     Total Current Liabilities                         19,522                17,907

     Long Term Liabilities

        Note Payable - Shareholders                    47,480                40,427
                                              ----------------      ----------------
     Total Long Term Liabilities                       47,480                40,427
                                              ----------------      ----------------
Total Liabilities                                    $ 67,002              $ 58,334

     Noncontrolling Interest                                                      -

     Stockholders' Deficit

        Common Stock, $.01 par value;
           50,000,000 shares authorized;
           1,490,000 shares issued and outstanding     14,900                14,900
        Paid-in Capital                               103,597               102,997
        Deficit Accumulated during the development
        stage                                        (183,925)             (166,851)
                                              ----------------      ----------------
     Total Stockholders' Deficit                      (65,428)              (48,954)
                                              ----------------      ----------------
Total Liabilities and Stockholders' Deficit           $ 1,574               $ 9,380
                                              ================      ================



                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2009 and 2008
             and For the Period from Inception through June 30, 2009


                                                For the       For the       For the        For the         Since
                                              Three Months   Three Months  Six Months     Six Months     Inception
                                                 Ended         Ended         Ended          Ended         through
                                               6/30/2009     06/30/2008    06/30/2009     06/30/2008    06/30/2009
                                              -------------  -----------  -------------  -------------  ------------
Revenues                                               $ -          $ -            $ -            $ -      $ 20,203
Cost of Sales                                            -            -              -              -         9,000
                                              -------------  -----------  -------------  -------------  ------------
Gross Margin                                             -            -              -              -        11,203

General and Administrative Expenses                  6,684       13,181         14,962         23,395       151,300
                                              -------------  -----------  -------------  -------------  ------------
Operating Loss                                      (6,684)     (13,181)       (14,962)       (23,395)     (140,097)

Interest Income                                          -            -              -              -            43
Interest Expense                                    (1,086)      (1,205)        (2,112)        (2,380)      (10,581)
                                              -------------  -----------  -------------  -------------  ------------
Net Loss Before Income Taxes                        (7,770)     (14,386)       (17,074)       (25,775)     (150,635)
Provision for Income Taxes                               -            -              -              -           880
                                              -------------  -----------  -------------  -------------  ------------
Net Loss from Continuing Operations                 (7,770)     (14,386)       (17,074)       (25,775)     (151,515)

Discontinued Operations:
    Gain/(Loss) from discontinued operations,
    net of tax                                           -       (6,044)             -        (11,162)      (32,410)
                                              -------------  -----------  -------------  -------------  ------------
Loss from Discontinued Operations                        -       (6,044)             -        (11,162)      (32,410)

Net Income/(Loss)                                  $(7,770)    $(20,430)      $(17,074)      $(36,937)    $(183,925)
                                              =============  ===========  =============  =============  ============
Income/(Loss) Per Share from
Continuing Operations                              $ (0.01)     $ (0.01)       $ (0.01)       $ (0.01)      $ (0.16)
                                              =============  ===========  =============  =============  ============
Income/(Loss) Per Share from
Discontinued Operations                            $ (0.00)     $ (0.01)       $ (0.00)       $ (0.01)      $ (0.03)
                                              =============  ===========  =============  =============  ============
Income/(Loss) Per Share                            $ (0.01)     $ (0.01)       $ (0.01)       $ (0.02)      $ (0.19)
                                              =============  ===========  =============  =============  ============
Weighted Average Shares Outstanding              1,490,000    1,490,000      1,490,000      1,490,000       971,088
                                              =============  ===========  =============  =============  ============


                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 2009 and 2008
           and For the Period from Inception through June 30, 2009


                                                                    For the        For the
                                                                   Six Months     Six Months   Since Inception
                                                                     Ended          Ended         through
                                                                   06/30/2009     06/30/2008     06/30/2009
                                                                  -------------   -----------    -----------
Cash Flows from Operating Activities
Net Income/(Loss)                                                      (17,074)      (36,937)      (183,925)
     Gain/(Loss) from Discontinued Operations                                -        11,162         32,410
                                                                  -------------   -----------    -----------
     Loss from Continuing Operations                                   (17,074)      (25,775)      (151,515)

     Adjustments to reconcile net loss to net cash
     From Operating Activities:
         Non-cash contributed by shareholder                               600           600          3,000
         (Increase)/Decrease in prepaid expenses                             -           684              -
         Increase / (Decrease) accounts payable                          2,637         3,601         17,084
         Increase/(Decrease) in income taxes payable                      (100)            -              -
         Increase / (Decrease) in salaries payable                          59            57         39,938
         Increase/(Decrease) in Unearned Revenue                             -         3,395              -
         Increase / (Decrease) in accrued interest - related party       1,072         2,323          7,480
                                                                  -------------   -----------    -----------
     Net Cash from Continuing Operations                               (12,806)      (15,115)       (84,013)
     Net Cash from Discontinued Operations                                   -       (26,224)      (120,213)
                                                                  -------------   -----------    -----------
Net Cash From Operating Activities                                     (12,806)      (41,339)      (204,226)

Cash Flows from Investing Activities
     Net Cash from Continuing Investing Activities                           -             -              -
     Net Cash from Discontinued Investing Activities                         -        29,800         29,800
                                                                  -------------   -----------    -----------
Net Cash from Investing Activities                                           -        29,800         29,800

Cash Flows from Financing Activities
     Proceeds from Loans from Shareholders                               5,000             -         54,000
     Repayment on Loans from Shareholders                                    -             -        (14,000)
     Issued Stock for Cash                                                   -             -         21,000
                                                                  -------------   -----------    -----------

     Net Cash from Continuing Financing Activities                       5,000             -         61,000
     Net Cash from Discontinued Financing Activities                         -        25,000        115,000
                                                                  -------------   -----------    -----------
Net Cash from Investing Activities                                       5,000        25,000        176,000

         Net Increase / (Decrease) in Cash                              (7,806)       13,461          1,574

Beginning Cash Balance                                                   9,380        12,461              -
                                                                  -------------   -----------    -----------
Ending Cash Balance                                                   $  1,574      $ 25,922        $ 1,574
                                                                  =============   ===========    ===========

Supplemental Schedule of Cash Flow Activities

     Cash paid for
         Interest                                                        $   -      $      -       $      -
         Income taxes                                                    $ 100      $      -       $    984
         Stock issued for accrued liabilities                            $   -      $      -       $ 37,500
         Gain from disposal of subsidiary booked to APIC                 $   -      $ 27,197       $ 56,997



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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net loss from continuing operations of $7,770 for the three months ended June 30, 2009. Because the Company has accumulated losses from it operations since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop its screenplay contests. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no officer expense recorded for the three months ended June 30, 2009. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2010. The Company has accrued interest relating to the salaries payable of $338 and the outstanding balance of the salaries payable is $2,438 as of June 30, 2009. For the quarter ended June 30, 2009 the Company accrued interest of $30 on the salaries payable.

          During the years ended December 31, 2006 and 2007 and the quarter ended June 30, 2009, James Doolin, the Company's President and director, loaned the Company an aggregate of $30,116 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of June 30, 2009, the outstanding note payable to the shareholder was $35,958. For the quarter ended June 30, 2009 the Company accrued interest of $776 on the note.

          During the years ended December 31, 2007 and 2008, a shareholder loaned the Company an aggregate of $8,500 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of June 30, 2009, the outstanding note payable to the shareholder was $11,522. For the quarter ended June 30, 2009, the Company accrued interest of $280 on the note.

          As of June 30, 2009, approximately 68% of the Company's issued and outstanding common stock was controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the quarter ended June 30, 2009, management provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended June 30, 2009 equates to $300.

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

          In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

          In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     PLAN OF OPERATION

     The Company's plan of operations for the next 12 months is to continue with its current efforts in the screenplay competition arena. Hangman has been involved in the film production and management industry, primarily focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community. Hangman will seek to continue providing opportunities for emerging screenwriters and developing relationships within both the screenwriting and the film-making community. Hangman is seeking to increase its exposure within the screenplay contest community based on the continued growth of the Company's Screenplay Shootout!

     Hangman will continue hosting screenplay contests in 2009. The Company commenced its latest iteration of Screenplay Shootout on July 1, 2009. The contest will run through February 15, 2010. The Company's management is hopeful that the Company can generate significant revenue through contest submission fees and sponsor participation. This year's sponsor participation includes three companies involved in the screenwriting industry. The Company has also developed relationships with approximately 20 literary producers, managers and agents who have agreed to consider the top five finalists of this year's Screenplay Shootout for representation and development. The Company feels that the participation by the sponsor and producers, managers and agents will provide greater exposure and interest for this year's Screenplay Shootout. For more information on the Screenplay Shootout visit www.screenplayshootout.com.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt about the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended June 30, 2009, resulted in a net loss of $7,770. The Basic Loss per Share for the three month period ended June 30, 2009 was ($0.01). Details of changes in revenues and expenses can be found below.

     All prior period financial figures provided for comparison purposes will be derived from continuing operations data.

     OPERATING RESULTS - REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of $7,770 and no revenue for the period ended June 30, 2009. For the period ended June 30, 2008 the Company generated a net loss of $20,430 on no revenue. The Company was unable to generate revenue in either period due to the timing on the Company's screenplay contests. The Company's current screenplay contest, the Screenplay Shootout began July 1, 2009.

     The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS - COST OF SALES

     Cost of sales was $0 for the three month period ended June 30, 2009 and June 30, 2008. The Company did not generate revenue for the period ended March 31, 2009 or June 30, 2008, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended June 30, 2009, was $6,684 compared with $13,181 for the period ended June 30, 2008. Operating
expenses  included  director   compensation,   professional  fees,  and  general
administrative expenses.

     - The Company's professional fees include accounting, legal and website maintenance fees. The net professional expenses incurred in the three month period ended June 30, 2009 totaled $3,326. In comparison the net professional expenses incurred in the three month period ended June 30, 2008 totaled $12,318. The Company's professional expenses were significantly higher in the prior year period due to the implementation of Sarbanes Oxley. The Company estimates that for the fiscal year accounting expenses will be approximately $8,000, legal expenses will be approximately $5,000 and website maintenance fees will be approximately $1,500.

     - The Company incurred $300 in rent for the three month period ended June 30, 2009 and 2008.

     - Other general and administrative expenses for the quarter ended was approximately $383 compared to $563 for the same period a year prior. The difference between the two periods is not deemed material.

     - Marketing expenses for the three month period ended June 30, 2009 was $2,675 compared to $0 in the prior year period. Marketing expenses increased significantly over the prior period due to the expenses incurred with marketing the Company's screenplay contest and website. Marketing expenses were paid to promote the Screenplay Shootout and generate traffic to the Company's site in anticipation of the Company's contest and to help promote through the conclusion of the contest that commenced July 1, 2009.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $1,086 in interest expense for the quarter ended June 30, 2009 and $1,205 for the quarter ended June 30, 2008. The decrease in interest for the three month period ended June 30, 2009, was due to a lower Note Payable balance due to a shareholder. On August 13, 2008 the Company paid $10,000 toward the Note Payable balance.

     LIQUIDITY

     As of June 30, 2009, the Company maintained a cash balance of $1,574, and an outstanding balance of $17,084 in accounts payable and accrued expenses. The Company also has a note payable to the Company's President and a shareholder in the amount of $47,480. The Company had no inventory as of June 30, 2009.

     The Company's $1,574 cash balance as of June 30, 2009 is not sufficient to cover the Company's general expenses of operation for the next twelve months. The Company's management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of June 30, 2009.

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

                                HANGMAN PRODUCTIONS, INC.

Date: 08/05/2009                /S/ JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Principal Financial Officer,
                                              President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 08/05/2009                /S/ SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Principal Executive Officer,
                                               Vice President and Director