Form 10-Q
period 2009-09-30
Hangman Productions, Inc.
filed 2009-11-10
CIK 1299864

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2009

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

                                November 10, 2009

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

                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                              As of September 30, 2009
                              and December 31, 2008


                                                 9/30/2009            12/31/2008
                                              ----------------      ----------------
                                                [Unaudited]            [Audited]
          ASSETS

Assets

     Current Assets
        Cash                                          $ 4,400               $ 9,380
                                              ----------------      ----------------
     Total Current Assets                               4,400                 9,380

Total Assets                                          $ 4,400               $ 9,380
                                              ================      ================

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

     Current Liabilities

        Accounts Payable                             $ 13,345              $ 14,447
        Franchise Taxes Payable                             -                   100
        Accrued Interest - Related Party                    -                   981
        Unearned Revenue                                4,345
        Accrued Director Compensation                   2,469                 2,379
                                              ----------------      ----------------
     Total Current Liabilities                         20,159                17,907
                                              ----------------      ----------------
     Long Term Liabilities

        Note Payable - Shareholders                    54,968                40,427
                                              ----------------      ----------------
     Total Long Term Liabilities                       54,968                40,427
                                              ----------------      ----------------
Total Liabilities                                    $ 75,127              $ 58,334
                                              ----------------      ----------------

     Stockholders' Deficit

        Common Stock, $.01 par value;
           50,000,000 shares authorized;
           1,490,000 shares issued and outstanding     14,900                14,900
        Paid-in Capital                               103,897               102,997
        Deficit Accumulated during the development
        stage                                        (189,524)             (166,851)
                                              ----------------      ----------------
     Total Stockholders' Deficit                      (70,727)              (48,954)
                                              ----------------      ----------------
Total Liabilities and Stockholders' Deficit           $ 4,400               $ 9,380
                                              ================      ================




                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended September 30, 2009 and 2008
             and For the Period from Inception through September 30, 2009

                                                For the       For the       For the        For the
                                              Three Months   Three Months Nine Months    Nine Months    Since Inception
                                                 Ended         Ended         Ended          Ended         through
                                               9/30/2009     09/30/2008    09/30/2009     09/30/2008    09/30/2009
                                              -------------  -----------  -------------  -------------  ------------
Revenues                                               $ -      $ 3,694            $ -        $ 3,694      $ 20,203
Cost of Sales                                            -        3,250              -          3,250         9,000
                                              -------------  -----------  -------------  -------------  ------------
Gross Margin                                             -          444              -            444        11,203

General and Administrative Expenses                  4,302        3,392         19,264         26,787       155,602
                                              -------------  -----------  -------------  -------------  ------------
Operating Loss                                      (4,302)      (2,948)       (19,264)       (26,343)     (144,399)

Interest Income                                          -            6              -              6            43
Interest Expense                                    (1,297)      (1,119)        (3,409)        (3,499)      (11,878)
                                              -------------  -----------  -------------  -------------  ------------
Net Loss Before Income Taxes                        (5,599)      (4,061)       (22,673)       (29,836)     (156,234)

Provision for Income Taxes                               -          122              -            122           880
                                              -------------  -----------  -------------  -------------  ------------
Net Loss from Continuing Operations                 (5,599)      (4,183)       (22,673)       (29,958)     (157,114)
                                              -------------  -----------  -------------  -------------  ------------
Discontinued Operations:

    Gain/(Loss) from discontinued operations,
    net of tax                                           -            -              -        (11,162)      (32,410)
                                              -------------  -----------  -------------  -------------  ------------
Loss from Discontinued Operations                        -            -              -        (11,162)      (32,410)

Net Income/(Loss)                                  $(5,599)     $(4,183)      $(22,673)      $(41,120)    $(189,524)
                                              =============  ===========  =============  =============  ============
Income/(Loss) Per Share from
Continuing Operations                              $ (0.01)     $ (0.01)       $ (0.02)       $ (0.02)      $ (0.16)
                                              =============  ===========  =============  =============  ============
Income/(Loss) Per Share from
Discontinued Operations                                $ -          $ -           $ -        $ (0.01)      $ (0.03)
                                              =============  ===========  =============  =============  ============

Income/(Loss) Per Share                            $ (0.01)     $ (0.01)       $ (0.02)       $ (0.03)      $ (0.19)
                                              =============  ===========  =============  =============  ============

Weighted Average Shares Outstanding              1,490,000    1,490,000      1,490,000      1,490,000       984,106
                                              =============  ===========  =============  =============  ============




                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 2009 and 2008
           and For the Period from Inception through September 30, 2009

                                                                    For the        For the
                                                                  Nine Months     Nine Months    Since Inception
                                                                     Ended          Ended         through
                                                                   9/30/2009      09/30/2008     9/30/2009
                                                                  -------------   -----------    -----------
Cash Flows from Operating Activities
Net Income/(Loss)                                                      (22,673)      (41,120)      (189,524)
     Gain/(Loss) from Discontinued Operations                                -        11,162         32,410
                                                                  -------------   -----------    -----------
     Loss from Continuing Operations                                   (22,673)      (29,958)      (157,114)

     Adjustments to reconcile net loss to net cash
     From Operating Activities:

         Non-cash contributed by shareholder                               900           900          3,300
         (Increase)/Decrease in prepaid expenses                             -           684              -
         Increase / (Decrease) accounts payable                         (1,102)        3,814         13,345
         Increase/(Decrease) in income taxes payable                      (100)            -              -
         Increase / (Decrease) in salaries payable                          90            86         39,969
         Increase/(Decrease) in Unearned Revenue                         4,345             -          4,345
         Increase / (Decrease) in accrued interest - related party       2,338         3,413          8,746
                                                                  -------------   -----------    -----------
     Net Cash from Continuing Operations                               (16,202)      (21,061)       (87,409)
     Net Cash from Discontinued Operations                                   -       (26,224)      (120,213)
                                                                  -------------   -----------    -----------
Net Cash From Operating Activities                                     (16,202)      (47,285)      (207,622)

Cash Flows from Investing Activities

     Net Cash from Continuing Investing Activities                           -             -              -
     Net Cash from Discontinued Investing Activities                         -        29,800         29,800
                                                                  -------------   -----------    -----------
Net Cash from Investing Activities                                           -        29,800         29,800

Cash Flows from Financing Activities

     Proceeds from Loans from Shareholders                              11,222             -         60,222
     Repayment on Loans from Shareholders                                    -       (10,000)       (14,000)
     Issued Stock for Cash                                                   -             -         21,000
                                                                  -------------   -----------    -----------
     Net Cash from Continuing Financing Activities                      11,222       (10,000)        67,222
     Net Cash from Discontinued Financing Activities                         -        25,000        115,000
                                                                  -------------   -----------    -----------

Net Cash from Investing Activities                                      11,222        15,000        182,222
         Net Increase / (Decrease) in Cash                              (4,980)       (2,485)         4,400
Beginning Cash Balance                                                   9,380        12,461              -
                                                                  -------------   -----------    -----------
Ending Cash Balance                                                    $ 4,400       $ 9,976          4,400
                                                                  =============   ===========    ===========
Supplemental Schedule of Cash Flow Activities

     Cash paid for
         Interest                                                          $ -           $ -            $ -
         Income taxes                                                    $ 100           $ -          $ 984
         Stock issued for accrued liabilities                              $ -           $ -       $ 37,500
         Gain from disposal of subsidiary booked to APIC                   $ -       $27,197       $ 56,997



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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net loss from continuing operations of $5,599 for the three months ended September 30, 2009. Because the Company has accumulated losses from it operations since inception, has minimal liquid current assets, and has limited sales activity there is substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to develop its screenplay contests. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DIRECTOR COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

          On April 1, 2006, the Company's Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Accordingly, there was no officer expense recorded for the three months ended September 30, 2009. Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

          Beginning July 1, 2006 salaries payable began accruing interest at a rate of 5% per annum. The amounts owed are unsecured and are due on December 31, 2010. The Company has accrued interest relating to the salaries payable of $369 and the outstanding balance of the salaries payable is $2,469 as of September 30, 2009. For the quarter ended September 30, 2009 the Company accrued interest of $31 on the salaries payable.

          During the years ended December 31, 2006 and 2007 and the nine month period ended September 30, 2009, James Doolin, the Company's President and director, loaned the Company an aggregate of $30,316 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of September 30, 2009, the outstanding note payable to the shareholder was $37,073. For the quarter ended September 30, 2009 the Company accrued interest of $915 on the note.

          During the year ended December 31, 2007 and 2008 and the nine month period ended September 30, 2009, a shareholder loaned the Company an aggregate of $14,522 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2010. As of September 30, 2009, the outstanding note payable to the shareholder was $17,895. For the quarter ended September 30, 2009, the Company accrued interest of $352 on the note.

          As of September 30, 2009, approximately 68% of the Company's issued and outstanding common stock was controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

          During the quarter ended September 30, 2009, management provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable. Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated, charged to expense and equity for the three months ended September 30, 2009 equates to $300.

                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                        Notes to the Financial Statements (cont.)

NOTE 4 -  Recent Accounting Pronouncements

          Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles - Overall ("ASC 105-10"), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature included in the Positions or Emerging Issues
          Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, which was primarily codified into Topic 815 "Derivatives and Hedging" in the ASC. "SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009 with no impact on the Company's financial statements.

          In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) ("ASU 2009-13") and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) ("ASU 2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating but does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company's consolidated results of operations or financial condition.

                              HANGMAN PRODUCTIONS, INC.
                          [A Development Stage Company]
                        Notes to the Financial Statements (cont.)

NOTE 4 -  Recent Accounting Pronouncements(cont.)

          During the quarter ended June 30, 2009 we adopted to provisions of SFAS 165 "Subsequent Events", which was primarily codified into Topic 855 "Subsequent Events" in the ASC, and have evaluated any subsequent event through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

          The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 5 -  Subsequent Events

          On June 30, 2009, the Company adopted ASC Topic 855, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

          The Company has evaluated subsequent events through November 10, 2009, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended September 30, 2009.

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

     Hangman will continue hosting screenplay contests in 2009. The Company commenced its latest iteration of Screenplay Shootout on July 1, 2009. The contest will run through February 15, 2010. As of September 30, 2009, the Company has received approximately 265 submissions to this year's Screenplay Shootout. The Company's management is hopeful that the Company can generate significant revenue through contest submission fees and sponsor participation. This year's sponsor participation includes four companies involved in the screenwriting industry. The Company has also developed relationships with approximately 20 literary producers, managers and agents who have agreed to consider the top five finalists of this year's Screenplay Shootout for representation and development. The Company feels that the participation by the sponsor and producers, managers and agents will provide greater exposure and interest for this year's Screenplay Shootout. For more information on the Screenplay Shootout visit www.screenplayshootout.com.

     The Company has not been able to generate positive cash flow from operations since inception. This along with the above mentioned factors raise substantial doubt about the Company's ability to continue as a going concern.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OPERATING RESULTS - OVERVIEW

     The three month period ended September 30, 2009, resulted in a net loss of ($5,599). The Basic Loss per Share for the three month period ended September 30, 2009 was ($0.01). Details of changes in revenues and expenses can be found below.

     All prior period financial figures provided for comparison purposes will be derived from continuing operations data.

     OPERATING RESULTS - REVENUES

     The Company has not generated a profit since inception. The Company generated a net loss of ($5,599) and no revenue for the period ended September 30, 2009. The Company does not recognize revenue from its screenplay contests until the contest is completed and the Company has paid all prize money to the contest participants. For the period ended September 30, 2008 the Company generated a net loss of ($4,183) on no revenue. The Company will recognize the unearned revenue from this year's contest in the quarter ending March 31, 2010.

     The Company will not provide any forecasts of future earnings or profitability. The future success of the Company cannot be ascertained with any certainty, and if and until the Company obtains distribution of its film projects, no such forecast or guidance will be formulated or provided.

     OPERATING RESULTS - COST OF SALES

     Cost of sales was $0 for the three month period ended September 30, 2009 and September 30, 2008. The Company did not generate revenue for the period ended September 30, 2009 or September 30, 2008, and therefore did not incur any expenses related to revenue.

     OPERATING RESULTS - OPERATING EXPENSES

     Operating expense for the three month period ended September 30, 2009, was $4,302 compared with $3,392 for the period ended September 30, 2008. Operating expenses included director compensation, professional fees, and general administrative expenses.

     - The Company's professional fees include accounting, legal and website maintenance fees. The net professional expenses incurred in the three month period ended September 30, 2009 totaled $1,200. In comparison the net professional expenses incurred in the three month period ended September 30, 2008 totaled $3,092. The Company's professional expenses were significantly higher in the prior year period due to the implementation of Sarbanes Oxley. The Company estimates that for the fiscal year accounting expenses will be approximately $8,000, legal expenses will be approximately $5,000 and website maintenance fees will be approximately $1,500.

     - The Company incurred $300 in rent for the three month period ended September 30, 2009 and 2008.

     - Other general and administrative expenses for the quarter ended was approximately $433 compared to $0 for the same period a year prior. The difference between the two periods is not deemed material.

     - Marketing and advertising expenses for the three month period ended September 30, 2009 was $2,369 compared to $0 in the prior year period. Marketing and advertising expenses increased significantly over the prior period due to the expenses incurred with marketing the Company's screenplay contest and website. Marketing expenses were paid to promote the Screenplay Shootout and generate traffic to the Company's site in anticipation of the Company's contest and to help promote through the conclusion of the contest.

     OPERATING RESULTS - INTEREST EXPENSES

     The Company incurred $1,297 in interest expense for the quarter ended September 30, 2009 and $1,119 for the quarter ended September 30, 2008. The difference between the two periods is not deemed material.

     LIQUIDITY

     As of September 30, 2009, the Company maintained a cash balance of $4,400, and an outstanding balance of $20,159 in accounts payable and accrued expenses. The Company also has a note payable to the Company's President and a shareholder in the amount of $54,968. The Company had no inventory as of September 30, 2009.

     The Company's $4,400 cash balance as of September 30, 2009 is not sufficient to cover the Company's general expenses of operation for the next twelve months. The Company's management will continue to advance the Company monies not to exceed $100,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $100,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company can provide no assurances that if additional funds are needed the Company will be able to obtain financing.

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

     OFF-BALANCE SHEET ARRANGMENTS

     We do not have any off-balance sheet arrangements as of September 30, 2009.

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

                                HANGMAN PRODUCTIONS, INC.

Date:11/10/09                   /S/ JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Principal Financial Officer,
                                              President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date:11/10/09                   /S/ SHANE THUESON
                                --------------------------------------------
                                Shane Thueson, Principal Executive Officer,
                                               Vice President and Director