Form 10-K
period 2009-12-31
Hangman Productions, Inc.
filed 2010-01-27
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 000-50892

Hangman Productions, Inc.

(Exact Name of registrant as specified  in its Charter)

Utah	87-0638511
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1338 S. Foothill Drive, #200

Salt Lake City, Utah 84108

 (Address of Principal Executive Offices)

(801) 649-3519

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]   (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The market value of the voting stock held by non-affiliates was $0, based on 375,000 shares held by non-affiliates. These computations are based upon the bid price of $0 for the common stock of the Company on the OTC Bulletin Board of the Financial Industry Regulatory Authority,  Inc. (“FINRA”) on January 31, 2010. As of January  31,  2010,  the  Registrant  had  2,980,000  shares of common  stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

January 31, 2010:  Common - 2,980,000 shares.

Documents incorporated by reference: See Part IV, Item 15.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

9

ITEM 2.  PROPERTIES

13

ITEM 3.  LEGAL PROCEEDINGS

13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

13

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                      13

ITEM 6.  SELECTED FINANCIAL DATA

15

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                                                                                     15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                      32

ITEM 9A(T).  CONTROLS AND PROCEDURES                                                                                                                                                           32

ITEM 9B.  OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

33

ITEM 11. EXECUTIVE COMPENSATION

35

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                               35

ITEM  13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                                                                                                                                                       37

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

38

PART IV

39

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

39

SIGNATURES

39

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Hangman,” “Hangman Productions,” the “Company,” “we,” “us,” and “our” refer to “Hangman Productions, Inc.,” the Registrant, and where applicable, includes the business operations conducted by our former subsidiary, 4 th Grade Films, Inc., a Utah corporation (“4th Grade”).

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Hangman Productions may participate, competition within Hangman Productions’ chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

Business Development

Historical Business Developments of Hangman Productions

•

August 5, 1999 – Raised $4,000 on pre-incorporation subscriptions from founders.

•

August 16, 1999 - Filed Articles of Incorporation with the Utah Division of Corporations under the name “BBC2, Inc.”

•

October 1999 - Raised $16,000 in a private placement to “accredited investors” and “sophisticated investors” under Rule 506 of the Securities and Exchange Commission.

•

November 1999 through November 2001 - Pursued potential business prospects and opportunities.

•

November 11, 2001 - Resolved to change the name of the Company from “BBC2, Inc.,” to “Hangman Productions, Inc.,” to reflect the Company’s intention of seeking opportunities in the film production industry.

•

November 12, 2001 - Articles of Amendment to the Articles of Incorporation filed with the Utah Division of Corporations, changing the Company’s name to “Hangman Productions, Inc.”

•

November 2001 through January 2004 - Developed plans to produce film content in the format of “short films,” though no film content was produced as the Company was unable to recruit experienced production staff to produce and complete post-production of film content.

•

February 15, 2004 - Resolved that the Company’s intended operations of producing film content were not viable because the costs involved in producing film content independently were too high, and the Company’s reputation and relationships within the entertainment industry had not proven sufficient to attract talent or monetary commitments. The Board decided to conduct screenplay contests to help establish inventory of content and to build relationships within the film production community.

•

February 2004 through January 2005 - The Company entered into a relationship with Benderspink, a diversified management and production company specializing in initiating and managing the careers of screenwriters and actors. Benderspink agreed to consider the finalists of the Company’s screenplay competition for management. The Company began its first screenplay competition, named the “Screenplay Shootout,” in July, 2004. The competition ran through the end of the year and the winners were announced January, 2005.

•

February 2005 through April 2007 - The Company continued to host the Screenplay Shootout, screenplay competition and further developing relationships between screenwriters and the filmmaking industry.

•

April 24, 2007 - Resolved to incorporate a subsidiary, “4 th Grade Films, Inc.,” for the purpose of raising capital to pursue operations in the film production and distribution industries. The business objective of the subsidiary was to finance, produce, own and market film content. The subsidiary’s initial project was a feature-length film called FOUR STORIES OF ST. JULIAN.

•

May 2007 through June 2007- Completed pre-production of the Company’s first feature film (FOUR STORIES OF ST. JULIAN), which included: casting actors, hiring crew, securing shooting location, constructing sets, renting equipment and arranging housing and catering.

•

June 2007 through August 2007 - Completed production of the film.

Historical Business Developments of 4th Grade, the Company’s Subsidiary

•

April 25, 2007 - Articles of Incorporation filed with the Utah Division of Corporations.

•

The Unanimous Consent of the Board of Directors of Hangman, the Company’s former parent, dated April 25, 2007, stated that Company was organized to “raise capital to pursue operations in the film production and distribution industries”…and “to finance, produce, own and market a feature length film.”

•

May 14, 2007 – Filed Articles of Amendment to the Articles of Incorporation filed with the Utah Division of Corporations, amending the rights and preferences of its convertible preferred stock, Series A, to indicate that it was convertible on a 10 shares of common stock for one share of preferred stock basis.

•

May 16, 2007 - Raised $90,000 in a private placement of preferred stock to accredited investors and sophisticated investors pursuant to Rule 506, to produce a feature film.

•

May 2007 to June 2007- Completed pre-production of its first feature film (FOUR STORIES OF ST. JULIAN), which included: casting actors, hiring crew, securing shooting location, constructing sets, renting equipment and arranging housing and catering.

•

July 2007 to August 2007 - Completed production of FOUR STORIES OF ST. JULIAN.

•

September 2007 to May 2008 - Completed post-production of FOUR STORIES OF ST. JULIAN, which included: editing, music soundtrack, ADR (voice-over), color correction and final sound work.

•

June 1, 2008 - We sold 4th Grade.

Business Development in 2009

•

Effective on the opening of business December 21, 2009, the Company declared a dividend on its outstanding common stock on the basis of two for one, with all fractional shares to be rounded up to the nearest whole share, with any shares needed for such rounding to be authorized and issued by the Company, and such dividend to be subject to a mandatory exchange of certificates, so that the net effect of the dividend is a two for one forward split of the outstanding common stock.  All computations herein take into account this forward split.

•

The Company kicked off its fourth Screenplay Shootout in July, 2009. The Company received sponsorship endorsements from several companies in the screenwriting industry and also developed relationships with roughly 20 production companies, management firms, and agencies to consider the finalists for representation. The competition ended December 31, 2009. The contest received 518 submissions and generated approximately $26,000 in submission fees. The finalists and winners of the contest will be announced in February 2010. The top five finalists’ scripts will be sent to our partnering production companies, management firms, and agencies to consider the finalists for representation. The Company has no rights to any of the submitted screenplays, and does not have any intentions to represent the finalists and/or their submitted screenplays..

•

The Company’s operations during the year ended December 31, 2009, resulted in $0 in revenue. However the Company generated $25,629 in unearned revenue, which will be recognized February 15, 2010, from the Company’s Screenplay Shootout contest, at which point the Company will be required to pay $7,000 in prize money. The Company’s cost of revenue for the year ended December 31, 2009, was $0 and general and administrative expenses were $22,844, resulting in an operating loss of ($22,844), and a net loss of ($27,765) after accounting for interest expenses, and franchise taxes.

•

The independent auditor’s report issued in connection with the audited financial statements of the Company for the period ended December 31, 2009, expresses “substantial doubt about its ability to continue as a going concern,” due to the Company’s accumulated losses, minimal assets, negative working capital, and still developing operations.

Business Development in 2008

•

September 2007 through May 2008 - Completed post-production of FOUR STORIES OF ST. JULIAN, which included: editing, music soundtrack, ADR (voice-over), color correction, and final sound work.

•

May 12, 2008 - resolved that the Company’s subsidiary, 4th Grade, was in need of additional financing and that it would be in the best interest of both entities if 4th Grade was no longer a wholly-owned subsidiary or even a majority owned subsidiary of the Company. The Board resolved to sell its ownership interest in 4th Grade

•

June 1, 2008 - The Company sold its interest in 4th Grade.

•

June 2008 through December 2009 - The Company sought to enhance its screenplay competition and worked to develop more relationships within the filmmaking industry and screenwriting communit y.

Business

Principal Products or Services and Their Markets

Hangman is involved in the film production and management industry, focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community.  The Company is not only dedicated to developing relationships with the screenwriting community, but also developing relationships within the film and entertainment industry. The Company believes its two-fold approach will help bridge the gap between screenwriters (“content providers”) and production companies and film studios. However, Hangman’s first objective is to build relationships with screenwriters to enable the Company to access the screenwriters’ library of content. Supply of content will be generated and developed through screenplay contests hosted by the Company.

Screenplay Contests

For the past few years the Company has been focused on seeking out undiscovered screenwriters through its screenplay contest, the Screenplay Shootout The Company will be completing the fourth edition of the Screenplay Shootout in February 2010. The Company received over 500 screenplay submissions to this year’s Screenplay Shootout generating $25,629 in submission fees. The Company is excited to continue providing opportunities for emerging screenwriters and developing our relationships within both the screenwriting and the film-making community.

Hangman will continue hosting the Screenplay Shootout screenplay contests throughout the next twelve months. The Company’s management believes the Company can generate significant revenue through contest submission fees and sponsor participation. Sponsor participation includes companies who advertise on Hangman’s web properties and other promotional outlets, targeting the Company’s participant demographic. The Company currently has four sponsors for its current screenplay Shootout, and will look to add additional sponsors for future screenplay contest. The Company’s marketing campaign for its contest primarily include online marketing and direct marketing to past Screenplay Shootout participants.

For further information on the Company’s operations, see Part II, Item 7, Plan of Operation.

Distribution Methods of the Products or Services

Through its screenplay contests, the Company looks to attract and develop talent and also enable access to content through its screenplay contests activities.  Participants of the screenplay contests are able to access the contests via the Company’s websites.  Hangman has developed websites for its contests, and markets these websites through internet banner advertisements, screenplay directory sites, and printed publications.  The Company has also created a print advertisement campaign to target the film making and entertainment industry and promote its contests.  Advertisements are primarily targeted during the Company’s contests.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

The film production and management industry is highly competitive.  Competition ranges from start-up production companies, like Hangman, to billion dollar, multi-national conglomerates.  The Company is positioned within the industry as a supplier of content to the industry’s larger participants who use the content to develop a variety of media programs.

The Company’s ability to obtain access to content is driven by the Company’s ability to attract new and undiscovered talent.  The Company is using its contest-based platform to develop relationships with the writing community and develop marketable content.  The Company sponsored contests face numerous competitors.  Many of the competitors have similar web-based contests that offer cash prizes and are affiliated with larger, well-known production companies. The Company’s Screenplay Shootout is targeted for a broad audience.  The contest is open to all genres and has minimal requirements.  The entry fee is priced within the median range of other contests.  The cash prizes are also within the median range of other contests.  Hangman believes that its success relies on the Company’s ability to build brand awareness within the writing community and establish a strong network with a variety of management and production companies.

Dependence on One or a Few Major Customers

Currently the Company’s financial success relies on the success of its contests.  Currently the Company’s only customers are the contest entrants.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Other than possibly applying for a trademark on the Company’s name, Hangman Productions, Inc., and the Company’s screenplay contest the Screenplay Shootout , the Company does not foresee filing any applications for patents or licenses.  The Company also does not plan to execute any franchises, concession or royalty agreements or labor contracts.

Effect of Existing or Probable Governmental Regulations on the Business

Exchange Act

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence for smaller reporting companies with a year end commencing after June 15, 2010); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.  While the exact cost is not known, management estimates that the cost to develop, document and implement the internal control and disclosure procedures required under the Sarbanes/Oxley Act would be in the range of $4,000 to $8,000.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

Other than the Company’s three executive officers and directors, the Company has no employees.  Effective as of April 1, 2006, the Company’s officers and directors resolved to suspend the payment of salaries until the Company generates positive operating cash flow.  Salaries will be reinstated once the Company generates positive operating cash flow on a quarterly basis, at which time Mr. James P. Doolin will receive $1,000 per month, Mr. Shane Thueson will receive $500 per month and Mr. John Winchester will receive $100 per month.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov

ITEM 1A.  RISK FACTORS

The Company’s business operations are highly speculative and involve substantial risks.  Only investors who can bear the risk of losing their entire investment should consider buying our shares.  Some of the risk factors that you should consider are the following:

Executive Officers Have No Long-term Experience within the Film and Entertainment Industry

The Company’s officers have no specific experience in the film production industry.  This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully execute on the Company’s business strategy.

Competition From Providers of Similar Products and Services Could Materially Adversely Affect Our Revenues And Financial Condition

The industry in which the Company competes is a rapidly evolving, highly competitive and fragmented market , which is based on consumer preferences and requires substantial human and capital resources.  We expect competition to intensify in the future.  There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the entertainment and film production industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better market acceptance.  Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition.  Competitors may continue to improve or expand current products and introduce new products.  We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient.  We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive.  Increased competition may result in price reductions, reduced gross margin and loss of market share.  Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

The Entertainment and Film Production Industries Have Relatively Low Barriers to Entry And The Company May Face Significant Competition

There are relatively low barriers to entry into the Company’s industry.  Because firms such as the Company rely on the skill, knowledge and relationships of their personnel and their ability to market their products and services and create brand awareness, they have no patented technology that would preclude or inhibit competitors from entering their markets.  The Company started with limited capital and anyone interested in entering the Company’s business could also start with limited capital.  In addition, any large or small management, production or film studio that seeks to obtain original screenplays could initiate a contest like the Company’s or attract content through numerous of other channels.  One of the most common channels for Company’s like Hangman to attract content is by having an open submission policy, whereby anyone wanting to submit material can mail their submission directly to a management, production or film studio for no fee.

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

Executive Officers and Majority Shareholders Maintain Significant Control Over the Company And Its Assets

Hangman’s executive officers maintain control over the Company’s board of directors and also control the Company’s business operations and policies. In addition, four shareholders, excluding the Company’s executive officers, control 54% of the Company’s issued and outstanding common stock. As a result, these majority shareholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. See Part III, Item 12.

We May Require Additional Funds to Achieve Our Current Business Strategy And Our Inability To Obtain Additional Financing Could Cause Us to Cease Our Business Operations

We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy.  Such financing may not be available when needed.  Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations.  We may not be able to obtain financing if and when it is needed on terms we deem acceptable.

Over the next 12 months, the Company’s management will advance the Company monies not to exceed $40,000, as loans to the Company.  The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction.  The loan from the Company’s management will provide the Company with enough cash resources to meet its presently anticipated working capital and capital expenditure requirements for the next 12 months. Beyond the next 12 months the Company’s future liquidity and capital requirements will depend upon the success of its business and the ability of the Company to generate profits from these operations.  If the Company’s operations are not able to generate sufficient income and additional monies are needed beyond the next twelve months, it will be up to the Company’s management to raise additional monies.

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

Future Debt Financing May Involve Restrictive Covenants That May Limit The Company’s Operating Flexibility

Furthermore, a debt financing transaction, if available, may involve restrictive covenants, which may limit the Company’s operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements, covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt; a limit on cash dividends, limit on sale of assets, or specific collateral requirements.  Furthermore, if the Company raises funds through debt financing, and the Company would also become subject to interest and principal payment obligations.

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

The Company May Experience Fluctuations in Operating Results

The Company’s operating results are likely to fluctuate in the future as a result of a variety of factors.  Some of these factors may include economic conditions, the amount and timing of the receipt of new business; timing of the Company’s screenplay contests; the success of the Company’s screenplay contests and the revenue generated from such contests, the marketability of the Company’s film projects, capital expenditures and other costs relating to the expansion of operations; the ability of the Company to develop contacts and establish a network within the entertainment production and management industry; the cost of advertising and related media.  Due to all of the foregoing factors, the Company’s operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company’s common stock would likely be materially and adversely affected.

Auditor’s Opinion Expresses Doubt About the Company’s Ability to Continue As A “Going Concern”

The report of the independent registered public accounting firm, issued in connection with the audited financial statements of the Company for the period ended December 31, 2009, expresses “substantial doubt about its ability to continue as a going concern,” due to the Company’s status as a development stage company and its lack of significant operations.  If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company’s common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

The Company is Unlikely To Pay Dividends

It is unlikely that the Company will pay dividends on its common stock, resulting in an investor’s only return on an investment in the Company’s common stock is the appreciation of the per share price.  The Company can make no assurances that the Company’s common stock will ever appreciate.

Risks of “Penny Stocks”

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

No Assurance Can Be Given That Any Market For the Company’s Common Stock will Develop or Be Maintained And If a Market Develops The Sale Of “Unregistered” and “Restricted” Shares By Members of Management May Have An Adverse Effect On The Market For These Shares

Prior to the Company’s organization, the Company authorized and subsequently issued 800,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.005 per share for a total of $4,000.

Following the Company’s organization, it conducted an offering of 640,000 shares of common stock at a price of $0.025 per share.  This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to “accredited” and “sophisticated” investors. The offering was subsequently closed December 20, 1999, with the Company having received gross proceeds of $16,000.

On January 13, 2004, the Company completed another offering.  The Company offered 40,000 shares of common stock at a price of $0.025 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities.  This offering was subsequently closed February 1, 2004, with the Company having sold a total of 20,000 shares to approximately 20 individuals, and having received gross proceeds of $1,000.

In March 2006, the Company issued 1,500,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $0.025 per share based on the company’s most recent trading activity in January of 2004.

No assurance can be given that any market for the Company’s common stock will be maintained.  If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  The following table discloses the date that the Company’s issued shares of common stock are available for resale:

Name	Date Acquired	Number of Shares	Aggregate Consideration
James P. Doolin	8/99	100,000	$500
Alycia D. Anthony*	8/99	50,000	$250
Richard R. Anthony*	8/99	50,000	$250
Michael J. Doolin*	8/99	600,000	$3,000
Purchasers under Rule 506 Offering**	12/99	640,000	$16,000
Purchasers under Rule 504 Offering***	1/04	40,000	$1,000
Shares issued in exchange for forgiveness of debt****	3/06	1,500,000	$37,500

* The 800,000 shares that the Company issued in September, 1999, are eligible for resale pursuant to Rule 144 of the Securities and Exchange Commission. These persons have satisfied the “holding period” under Rule 144.

** The 640,000 shares that the Company issued in December, 1999, in connection with the Offering are eligible for resale in compliance with Rule 144(k) of the Securities and Exchange Commission.  These persons have satisfied the “holding period” under Rule 144.

*** The 40,000 shares that the Company issued in January 13, 2004, in connection with the Offering are eligible for resale in compliance with Rule 144(k) of the Securities and Exchange Commission.  These persons have satisfied the “holding period” under Rule 144.

**** The 1,500,000 shares that the Company issued March 2006, for forgiveness of debt in accrued salaries are eligible for resale in compliance with Rule 144(k) of the Securities and Exchange Commission.  These persons have satisfied the “holding period” under Rule 144.

ITEM 2.  PROPERTIES

Hangman’s executive officer currently provides office space, use of telephone lines and computer systems to the Company. As of November 1, 2006, the Company began recording a charge for these expenses of $300 per quarter.  The Company used an allocation method of these expenses estimated by the Company. The Company estimates that if these expenses were recorded on a stand-alone basis the Company would incur $300 per quarter in expenses.  In addition, the Company leases a mail box for approximately $150 per year.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company shares are traded on the OTC Bulletin Board, the symbol is HGMP.  The Company shares have been quoted on the OTC Bulletin Board since October 19, 2005. The following quotes are through the most recent year end:

Period	High Bid	Low Bid
January 1, 2008 through March 31, 2008	$0.25	$0.25

April 1, 2008 through June 30, 2008	$0.30	$0.30

July 1, 2008 through September 30, 2008	$0.30	$0.30

October 1, 2008 through December 31, 2008	$0.30	$0.30

January 1, 2009 through March 31, 2009	$0.30	$0.30

April 1, 2009 through June 30, 2009	$0.30	$0.30

July 1, 2009 through September 30, 2009	$0.30	$0.30

October 1, 2009 through December 31, 2009	$0.25	$0.25

Holders

The number of record holders of the Company’s common stock, as of the date of this Annual Report, is approximately 63.

Dividends

Effective on the opening of business December 21, 2009, the Company declared a dividend on its outstanding common stock on the basis of two for one, with all fractional shares to be rounded up to the nearest whole share, with any shares needed for such rounding to be authorized and issued by the Company, and such dividend to be subject to a mandatory exchange of certificates, so that the net effect of the dividend is a two for one forward split of the outstanding common stock.  All computations herein take into account this forward split.

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare cash dividends in the foreseeable future.  The future dividend policy of the Company cannot be ascertained with any certainty.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay cash dividends on its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have sold no unregistered securities during the period covered by this Annual Report; however, the following indicates information about all securities issued by us since inception:

Prior to the Company’s organization, the Company authorized and subsequently issued 800,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement. The shares were issued for cash at $0.005 per share for a total of $4,000.

Following the Company’s organization, it conducted an offering of 640,000 shares of common stock at a price of $0.025 per share.  This offering was conducted under Rule 506 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to “accredited” and “sophisticated” investors. The offering was subsequently closed December 20, 1999, with the Company having received gross proceeds of $16,000.

On January 13, 2004, the Company completed another offering.  The Company offered 40,000 shares of common stock at a price of $0.025 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and the applicable provisions of Rule 144-14-25s of the Utah Division of Securities.  This offering was subsequently closed February 1, 2004, with the Company having sold a total of 20,000 shares to approximately 20 individuals, and having received gross proceeds of $1,000.

In March 2006, the Company issued 1,500,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them. The shares were valued at $0.025 per share based on the company’s most recent trading activity in January of 2004.

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in us; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons.

Use of Proceeds of Registered Securities

We have no proceeds from the sale of registered securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Hangman Productions’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

The Company’s plan of operations for the next 12 months is to continue with its current efforts in the screenplay competition arena.  Hangman has been involved in the film production and management industry, primarily focused on seeking out undiscovered screenwriters, and developing a pipeline between talented screenwriters and the Hollywood film-making community.  Hangman will seek to continue providing opportunities for emerging screenwriters and developing our relationships within both the screenwriting and the film-making community.  Hangman is seeking to increase its exposure within the screenplay contest community based on the continued growth of the Company’s Screenplay Shootout.

Hangman will continue hosting screenplay contests in 2010, with its next Screenplay Shootout to commence by June, 2010.  The Company’s management is hopeful that the Company can generate significant revenue through contest submission fees and sponsor participation.  Sponsor participation includes companies who will advertise on our web properties and other promotional materials, targeting our participant demographic.

Results of Operations

Overview

The year ended December 31, 2009 resulted in a net loss of ($27,765).  The year ended December 31, 2008, resulted in a net loss from continuing operations of ($34,878).  Including the loss from discontinued operations of ($11,162) the Company incurred a net loss of ($46,040).

The basic loss per share for the year ended December 31, 2009, was ($0.02) and a loss per share of ($0.03) for the year ended December 31, 2008. Details of changes in revenues and expenses can be found below.

Revenues

Revenues for the fiscal year ended December 31, 2009, were $0 compared to $3,694 for the year ended December 31, 2008. The Company’s screenplay contest concludes February 15, 2010.  The Company was unable to recognize revenue generated from its ongoing screenplay contest.  However the Company generated $25,629 in unearned revenue, which will be recognized February 15, 2010.  The Company received over 500 screenplay submissions to this year’s Screenplay Shootout generating $25,629 in submission fees.

Cost of Sales

Cost of sales for the 12 month period ended December 31, 2009, were $0.  In comparison, the cost of sales for the fiscal year ended December 31, 2008, were $3,250. The difference between the two comparable periods was due to the timing of the Company’s screenplay contests. Upon completion of the Company’s current contest, the Company will be required to pay $7,000 in prizes.

Operating Expenses

Operating expense for the 12 month period ended December 31, 2009, decreased to $22,844 compared to $30,687 for the year ended December 31, 2008. The decrease can be attributed to a decrease in the Company’s accounting and legal expenses.

Interest Expenses

Interest expenses for the year ended December 31, 2009, were $4,821, compared to $4,523 for the year ended December 31, 2008. The outstanding Notes Payable balances were slightly higher in the year ended December 31, 2009; therefore, the Company incurred greater interest expenses in 2009 compared with 2008.

Liquidity and Capital Resources

Balance Sheet Information:

The following information is a summary of our balance sheet as of December 31, 2009:

Summary Balance Sheet as of December 31, 2009
Total Current Assets	$15,737
Total Assets	15,737
Total Liabilities	91,256
Accumulated Deficit	(194,616)
Total Stockholders’ Deficit	(75,519)

As of December 31, 2009, our total current assets were $15,737 and consisted of cash.

Because the Company has accumulated losses since inception, has minimal assets, and has limited sales activity the Company’s auditor believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  With monies that the Company’s management has agreed to advance the Company and its existing cash balance of $15,737, as of December 31, 2009, the Company deems that it has adequate resources for the Company’s planned operations for the next 12 months.

Management anticipates average monthly expenditures to range between $1,000 and $1,500 per month.  Management is unable to forecast the revenue that its current contest will generate, but given the fact that the Company’s management has agreed to advance the Company monies not to exceed $40,000, the Company should have sufficient funds to continue to operate over the next twelve months.  If the Company needs funds in excess of $40,000, it will be up to the Company’s management to raise such monies.  These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds.  There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

The Company’s ability to continue as a going concern is dependent on management’s ability to generate revenue and to manage the Company’s expenses.  Management will continue to seek to exploit opportunities to enhance the value of the Company and its profitability.

Funding Through Private Placements

The Company has completed the following three transactions to finance its formation and operations:

(1) In August of 1999, the Company authorized and subsequently issued 800,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement.  The shares were issued for cash at $0.005 per share for a total of $4,000.

(2) In September of 1999, the Company offered 640,000 shares of “unregistered” and “restricted” shares of common stock to “accredited” or “sophisticated” investors at $0.025 per share. These shares were issued for cash in December of 1999.

(3) In January of 2004, the Company offered 40,000 shares of “unregistered” and “restricted” shares of common stock to “accredited” or “sophisticated” investors at $0.025 per share. These shares were issued for cash in February of 2004.

(4) In March of 2006, the Company issued 1,500,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them.  The shares were valued at $0.025 per share based on the company’s most recent trading activity in January of 2004.

Funding Future Acquisitions and Operations

Our ability to fund our operations and acquisitions is discussed above under “Plan of Operations.”

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hangman Productions, Inc.

[A Development Stage Company]

Financial Statements and Report of

Independent Registered Public Accounting Firm

December 31, 2009

Hangman Productions, Inc.

[A Development Stage Company]

TABLE OF CONTENTS

                                                                                                                                           Page

Report of Independent Registered Public Accounting Firm                                         20

Balance Sheets - December 31, 2009 and 2008                                                                 21

Statements of Operations for the Years Ended December 31, 2009 and                      22

2008 and for the period from inception [August 11, 1999] through

December 31, 2009.

Statement of Stockholders’ Deficit for the period from inception                                23

[August 11, 1999] through December 31, 2009.

Statements of Cash Flows for the Years Ended December 31, 2009 and                     24

2008 and for the period from inception [August 11, 1999] through

December 31, 2009.

Notes to the Financial Statements                                                                              25 - 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hangman Productions, Inc.

We have audited the accompanying balance sheets of Hangman Productions, Inc. [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008 and for the period from inception [August 11, 1999] through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hangman Productions, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period from inception [August 11, 1999] through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated losses, minimal assets, negative working capital, and is still developing its planned principal operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

January 26, 2010

Hangman Productions, Inc.

[A Development Stage Company]

BALANCE SHEETS

December 31, 2009 and 2008

	12/31/2009	12/31/2008
ASSETS
Assets
Current Assets
Cash	$15,737	$9,380
Total Current Assets	15,737	9,380
Total Assets	$15,737	$9,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$11,878	$14,447
Franchise Taxes Payable	100	100
Accrued Interest - Related Party	-	981
Unearned Revenue	25,629	-
Accrued Director Compensation	2,500	2,379
Total Current Liabilities	40,107	17,907
Long Term Liabilities
Note payable - Shareholders	51,149	40,427
Total Long Term Liabilities	51,149	40,427
Total Liabilities	$91,256	$58,334

Non-controlling Interest	-	-

Stockholders’ Deficit
Common Stock, $.01 par value; 50,000,000 shares authorized; 2,980,000 shares issued and outstanding	29,800	29,800
Paid-in Capital	89,297	88,097
Deficit Accumulated during the development stage	(194,616)	(166,851)
Total Stockholders’ Deficit	(75,519)	(48,954)
Total Liabilities and Stockholders’ Deficit	$15,737	$9,380

See accompanying notes to financial statements

Hangman Productions, Inc.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

For the years ended December 31, 2009 and 2008 and for the

period from Inception [August 11, 1999] through December 31, 2009

	2009	2008	Since Inception through 2009
Revenues	$-	$3,694	$20,203
Cost of Sales	-	3,250	9,000
Gross Margin	-	444	11,203

General and Administrative Expenses	22,844	30,687	159,182
Operating Loss	(22,844)	(30,243)	(147,979)

Interest Income	-	10	43
Interest Expense	(4,821)	(4,523)	(13,290)
Net Loss Before Income Taxes	(27,665)	(34,756)	(161,226)
Provision for Income Taxes	100	122	980
Net Loss from Continuing Operations	(27,765)	(34,878)	(162,206)

Discontinued Operations:
Gain/(Loss) from discontinued operations, net of tax	-	(11,162)	(32,410)
Loss from Discontinued Operations	-	(11,162)	(32,410)
Net Income/(Loss)	(27,765)	(46,040)	(194,616)

Income/(Loss) Per Share from Continuing Operations	$(0.01)	$(0.01)	$(0.11)

Income/(Loss) Per Share from Discontinued Operations	$-	$(0.01)	$(0.02)

Income/(Loss) Per Share	$(0.01)	$(0.02)	$(0.13)

Weighted Average Shares Outstanding	2,980,000	2,980,000	1,467,390

See accompanying notes to financial statements

Hangman Productions, Inc.

[A Development Stage Company]

STATEMENTS OF STOCKHOLDERS’ EQUITY/DEFICIT

For the period from Inception [August 11, 1999]

through December 31, 2009

	Common Shares	Additional Common Stock	Paid-in Capital	Net Accumulated Deficit	Stockholders Equity/Deficit
Balance, August 11, 1999 (Inception)	-	$-	$-	$	$-
Issued stock to Officer for cash, September 16, 1999, at $0.005/shares	800,000	8,000	(4,000)	-	4,000
Issued stock to shareholders for cash, December 11, 1999, at $0.025/share	75,000	750	1,125	-	1,875
Issued stock to shareholders for cash, December 20, 1999, at $0.025/share	28,000	280	420	-	700
Issued stock to shareholders for cash, December 27, 1999,at $0.025/share	537,000	5,370	8,055	-	13,425
Net loss for the year ended December 31, 1999	-	-	-	(411)	(411)
Balance, December 31, 1999	1,440,000	14,400	5,600	(411)	19,589
Net loss for the year ended December 31, 2000	-	-	-	(4,478)	(4,478)
Balance, December 31, 2000	1,440,000	14,400	5,600	(4,889)	15,111
Net loss for the year ended December 31, 2001	-	-	-	(557)	(557)
Balance, December 31, 2001	1,440,000	14,400	5,600	(5,446)	14,554
Net loss for the year ended December 31, 2002	-	-	-	(2,139))	(2,139)
Balance, December 31, 2002	1,440,000	14,400	5,600	(7,585)	12,415
Net loss for the year ended December 31, 2003	-	-	-	(1,757)	(1,757)
Balance, December 31, 2003	1,440,000	14,400	5,600	(9,342)	10,658
Issued stock to investors for cash, January 4, 2004 at $0.025/share	40,000	400	600	-	1,000
Net loss for the year ended December 31, 2004	-	-	-	(22,147)	(22,147)
Balance, December 31, 2004	1,480,000	14,800	6,200	(31,489)	(10,489)
Net loss for the year ended December 31, 2005	-	-	-	(28,508)	(28,508)
Balance, December 31, 2005	1,480,000	14,800	6,200	(59,997)	(38,997)
Issued stock for forgiveness of debt, March 31, 2006	1,500,000	15,000	22,500	-	37,500
Contributed shared expenses from shareholder	-	-	600	-	600
Net loss for the year ended December 31, 2006	-	-	-	(19,915)	(19,951)
Balance, December 31, 2006	2,980,000	29,800	29,300	(79,912)	(20,812)
Contributed shared expenses from shareholder	-	-	1,200	-	1,200
Net loss for the year ended December 31, 2007	-	-	-	(40,899)	(40,899)
Balance, December 31, 2007	2,980,000	29,800	30,500	(120,811)	(60,511)
Sale of Subsidiary	-	-	56,997	-	56,997
Contributed shared expenses from Shareholder	-	-	600	-	600
Net loss for the year ended December 31, 2008	-	-	-	(46,040)	(46,040)
Balance, December 31, 2008	2,980,000	29,800	88,097	(166,851)	(48,954)
Contributed shared expenses from shareholder	-	-	1,200	-	1,200
Net loss for the year ended December 31, 2009	-	-	-	(27,065)	(27,765)
Balance, December 31, 2009	2,980,000	29,800	$89,297	$(194,616)	$(75,519)

See accompanying notes to financial statements

Hangman Productions, Inc.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009 and 2008 and for the

period from Inception [August 11, 1999] through December 31, 2009

	2009	2008	Since Inception through 2009
Cash Flows from Operating Activities
Net Income/(Loss)	$(27,765)	$(46,040)	$(194,616)
Gain/(Loss) from Discontinued Operations	-	11,162	32,410
Loss from Continuing Operations	(27,065)	(34,878)	(162,206)
Adjustments to reconcile net loss to net cash from Operating Activities:
Non-cash contributed by shareholder	1,200	600	3,600
(Increase)/Decrease in prepaid expenses	-	684	-
Increase/(Decrease) in accounts payable	(2,569)	7,415	11,878
Increase/(Decrease) in income taxes payable	-	-	100
Increase/(Decrease) in salaries payable	121	115	40,000
Increase/(Decrease in Unearned Revenue	25,629	-	25,629
Increase/(Decrease) in accrued interest- related party	3,719	4,407	10,127
Net Cash from Continuing Operations	335	(21,657)	(70,872)
Net Cash from Discontinued Operations	-	(26,224)	(120,213)
Net Cash From Operating Activities	335	(47,881)	(191,085)

Cash Flows from Investing Activities
Net Cash From Continuing Investing Activities	-	-	-
Net Cash From Discontinued Investing Activities	-	29,800	29,800
Net Cash from Investing Activities	-	29,800	29,800

Cash Flows from Financing Activities
Proceeds from Loans from Shareholders	11,222	-	60,222
Repayment on Loans from Shareholders	(5,200)	(10,000)	(19,200)
Issued Stock for Cash	-	-	21,000
Net Cash from Continuing Financing Activities	6,022	(10,000)	62,022
Net Cash from Discontinued Financing Activities	-	25,000	115,000
Net Cash from Financing Activities	6,022	15,000	177,022
Net Increase/(Decrease) in Cash	6,357	(3,081)	15,737
Beginning Cash Balance	9,380	12,461	-
Ending Cash Balance	$15,737	$9,380	$15,737

Supplemental Schedule of Cash Flow Activities
Cash paid for
Interest	$-	$-	$-
Income taxes	$100	$-	$880
Stock issued for accrued liabilities	$-	$-	$37,500
Gain from disposal of subsidiary booked to APIC	$-	$56,997	$56,997

See accompanying notes to financial statements

Hangman Productions, Inc.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2009

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

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

(b) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal year 2008 with no material impact on its financial statements.

(c) Net Loss Per Common Share

In accordance with SFAS No. 128, “Earnings per Share,” loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.  All per share calculations reflect the effect of the stock dividend. See Note 4.

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $15,737 cash at December 31, 2009.

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

Hangman Productions, Inc.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2009

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(f) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.  Revenue is recognized as earned once a contest is complete and a winner has been determined.  Uncollected, earned revenue is recorded in accounts receivable.  Billed amounts deemed to be uncollectible are charged to bad debt expense.  Revenue collected in advance is recorded as a liability until the earnings process is complete.

(g) Advertising

Advertising Costs are expensed as incurred.  The total advertising expense for the year ended December 31, 2009 and 2008 was $5,681 and $1,470, respectively.

(h) Impact of New Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles - Overall ("ASC 105-10"), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC  accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Hangman Productions, Inc.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2009

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed consolidated financial statements. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future consolidated financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses from inception through December 31, 2009 of ($194,616), has minimal assets, and has negative working capital.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations. Management plans include developing film production opportunities or finding a well capitalized merger candidate to commence operations.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year. Loss carry forward amounts expire at various times through 2028. Deferred tax assets recognized for net operating loss carry forwards total $0, net of a valuation allowance of $27,124, as detailed below.

Hangman Productions, Inc.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2009

NOTE 3 INCOME TAXES (Continued)

	Balance	Tax	Rate
Deferred Tax Asset
Federal loss carryforward (expires through 2028)	$135,870	$20,380	15%
State loss carryforward (expires through 2018)	$134,870	$6,744	5%
Gross deferred tax asset		$27,124
Valuation Allowance		$(27,124)
Net deferred tax asset		-

The allowance has increased $5,308 from the $21,816 allowance balance as of December 31, 2008. The income/franchise tax payable at December 31, 2009 of $100 is the minimum tax due to the State of Utah for 2009.

A reconciliation between income taxes at statutory tax rates (20%) and the actual income tax provision for continuing operations as of December 31, 2009 follows:

Expected provision (based on statutory rate)	$(5,533)
Effect of:
Franchise tax deduction	(15)
Increase/(decrease) in valuation allowance	5,308
Non-deductible permanent differences	240
State Minimum tax	100
Total actual proviswion	$100

    Net operating loss carryforwards expire in various years through 2027 as follows.

Year	Amount	Expiration
2009	$26,565	2029
2008	$10,258	2028
2007	$19,651	2027
2006	$19,914	2026
2005	$28,388	2025
2004	$21,897	2024
2003	$1,757	2023
2002	$2,139	2022
2001	$557	2021
2000	$4,744	2020
	$135,870

Uncertain Tax Positions

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

Hangman Productions, Inc.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2009

NOTE 3  INCOME TAXES (Continued)

A reconciliation of our unrecognized tax benefits for 2009 is presented in the table below:

Balance as of January 1, 2009

Additions based on tax positions related to the current year      $     -

Additions based on tax positions related to prior year                      -

Reductions for tax positions of prior years                                       -

Reductions due to expiration of statute of limitations                      -

Settlements with taxing authorities                                                   -

Balance as of December 31, 2009                                              $    -

The Company has filed income tax returns in the US. All years prior to 2004 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2005, will close by expiration of the statute of limitations in September 2010.  The years ended December 31, 2007, 2008, and 2009 are open for examination.

NOTE 4  EQUITY

On December 21, 2009, the Company effected a forward split of its outstanding common stock on a basis of two for one in the form of a stock dividend, while retaining the current par value of $0.01.  The Company retroactively applied the effects of the forward split to all periods presented.

In August of 1999, the Company authorized and subsequently issued 800,000 shares of common stock to four individuals pursuant to a Pre-organization Subscription Agreement.  The shares were issued for cash at $0.005 per share for a total of $4,000.

In September of 1999, the Company offered 640,000 shares of “unregistered” and “restricted” shares of common stock to “accredited” or “sophisticated” investors at $0.025 per share.  These shares were issued for cash in December of 1999.

In January of 2004, the Company offered 40,000 shares of “unregistered” and “restricted” shares of common stock to “accredited” or “sophisticated” investors at $0.025 per share.  These shares were issued for cash in February of 2004.

In March of 2006, the Company issued 1,500,000 shares of unregistered, restricted common stock to officers of the Company in exchange for forgiveness of $37,500 in accrued salaries owed to them.  The shares were valued at $.025 per share based on the company’s most recent trading activity in January of 2004.

Hangman Productions, Inc.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2009

NOTE 5  OFFICER COMPENSATION EXPENSES / RELATED PARTY TRANSACTIONS

On April 1, 2006, the Company’s Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows.  Should operations produce positive cash flow, compensation will resume with one officer receiving $1,000 per month, another receiving $500 per month, and the third receiving $100 per month.

As of December 31, 2009, James Doolin, the Company’s President and director, had loaned the Company a total of $25,116 on an unsecured debenture.  The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of December 31, 2009, the outstanding note payable to the shareholder was $32,803, which includes $7,687 in accrued interest.  For the fiscal year ended December 31, 2009 the Company accrued interest of $3,347 on the note.

As of December 31, 2009 a shareholder had loaned the Company a total of $14,522 on an unsecured debenture. The Note accrues interest at 10% per annum and matures on December 31, 2012.  As of December 31, 2009, the outstanding note payable to the shareholder was $18,346, which includes $3,824 in accrued interest.  For the fiscal year ended December 31, 2009 the Company accrued interest of $1,353 on the note.

As of December 31, 2009, approximately 68% of the Company’s issued and outstanding common stock were controlled by one family giving them effective power to control the vote on substantially all significant matters without the approval of other stockholders.

During the year ended December 31, 2009 the Company’s officer provided office space, telephone service, and computer usage to the Company. Management has estimated a percentage of usage of the resources to calculate and record the expenses and believes this estimate to be reasonable.  Any difference between this estimate and the cost of resources if procured on a stand alone basis is considered immaterial. The amount allocated and expensed for the year ended December 31, 2009 equates to $1,200, of which all was contributed by a shareholder.

During the year ended December 31, 2009 legal services were provided by a shareholder.  The total expense incurred for these services was $698 for the year.

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

NOTE 7  DISCONTINUED OPERATIONS

On June 1, 2008, Hangman sold its entire interest in 4th Grade, 745,000 common shares of stock, at $0.04 per share for an aggregate price of $29,800, to Michael Doolin, the father of James Doolin, the President and a director of the Company.  Hangman’s total investment in the shares of common stock of 4th Grade was approximately $5,200.  Due to the related party nature of the transaction, no gain was recognized and additional paid in capital was increased by $56,997. The results of operations of 4th Grade have been retroactively restated as discontinued operations.

Hangman Productions, Inc.

[A Development Stage Company]

Notes to the Financial Statements

December 31, 2009

NOTE 8  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 26, 2010, the date the financial statements were issued, and has concluded that no recognized subsequent events have occurred since the year ended December 31, 2009.  The Company does note the following non-recognized transactions occurred subsequent to the year end:

On January 18, 2010, the Board of Directors unanimously adopted a resolution to amend and restate the articles of incorporation.  This resolution is to be presented to a special meeting of the stockholders on February 11, 2010, for vote.  The resolution calls for an amendment to the articles of incorporation to increase our authorized shares from 50,000,000 with a par value of one cent ($0.01) per share to 210,000,000 shares. The shares are to be divided into 200,000,000 shares of common stock with a par value of one mill ($0.001) per share; and 10,000,000 shares of preferred stock with a par value of one mill ($0.001) per share.  The preferred shares are a new class of stock authorized by the amendment and have such rights and preferences as the Board of Directors shall determine in accordance with the Utah Revised Business Corporation Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On January 26, 2010, we filed a Definitive Information Statement to increase our authorized shares from 50,000,000 shares with a par value of one cent ($0.01) per share to 210,000,000 shares divided into 200,000,000 shares of common stock with a par value of one mill ($0.001) per share and 10,000,000 shares of preferred stock with a par value of one mill ($0.001) per share, with the preferred stock having such rights and preferences as the Board of Directors shall determine in accordance with the Utah Revised Business Corporation Act. It is anticipated that this Definitive Information Statement will be mailed on February 1, 2010.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

James P. Doolin, President, Prinipal Financial Officer and a director, is 33 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree.  After completion of his undergraduate Mr. Doolin was employed by Jenson Services, Inc., a merger and acquisition consulting firm, from 1998 until entering graduate school in 2001.  After graduation from Pepperdine’s Graziadio School of Business, Mr. Doolin worked as an associate at an Investment Banking firm in Southern California.  For the past four years, Mr. Doolin has been a financial consultant to development stage businesses and public corporations.  In addition Mr. Doolin was an officer and director of Wasatch Web Advisors, Inc. In October, 2003, Wasatch Web Advisors, Inc. became Raser Technologies, Inc., at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of Cole, Inc. Cole, Inc., became Reflect Scientific, Inc. in December, 2003, at which time Mr. Doolin resigned.  Mr. Doolin was also an officer and director of The Autoline Group, Inc., which became GeNOsys, Inc., in August, 2005, at which time Mr. Doolin resigned.  Mr. Doolin is currently the President and director of 4th Grade Films, Inc.

Shane E. Thueson, Vice President, Chief Executive Officer and a director, is 33 years of age. Mr. Thueson attended, but did not graduate from Brigham Young University, where he studied history.  Mr. Thueson worked for a entertainment management production company, Benderspink Management and Productions, in Hollywood, California, from 2001 through 2002.  Mr. Thueson was also employed as the Marketing Programs Manager for an internet technology company based in Orem, Utah.  Mr. Thueson resigned as the Marketing Programs manager in March, 2005, to become a full-time screeplay writer.  For the past five years Mr. Thueson has developed and written numerous original screenplays.  In addition to being the Vice President of Hangman Productions, Inc., a reporting entity, Mr. Thueson was also an officer and director of Cole, Inc. In December, 2003, Cole Inc., changed its name to Reflect Scientific, Inc., at which time Mr. Thueson resigned.

John K. Winchester, Secretary and director, is 34 years of age.  Mr. Winchester graduated from the University of Utah, in Salt Lake City.  He graduated with a bachelor of science, communication degree.  Mr. Winchester served as the district merchandising coordinator for Sony Computer Entertainment America, Inc., from 2000 through 2004.  Mr. Winchester has managed an environmental irrigation company based in Sandy, Utah, since 2004.

Significant Employees

Other than James P. Doolin, Shane E. Thueson, and John K. Winchester the Company has no employees.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company’s annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None, not applicable;

Compliance With Section 16(a) of the Exchange Act

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, the following were filed, but not timely:

Name	Type	Filed
James Doolin	Form 3	September 30, 2004
Michael J. Doolin	Form 3	September 30, 2004
Sharlene Doolin	Form 3	September 30, 2004
Quad D Partnership	Form 3	September 30, 2004

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•

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

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

•

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

ITEM 11. EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
James P. Doolin, Director, President, Principal Financial Officer	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Shane E. Thueson, Director, Vice President Chief Executive Officer	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John K. Winchester Director, Secretary	12/31/09 12/31/08 12/31/07	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended December 31, 2009. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

Executive compensation was paid to the Company’s officers and directors related to services performed for the Company’s operations and managing the Company’s strategic development.  On April 1, 2006, the Company’s Board of Directors resolved to suspend officer and director salaries until the Company generates positive operating cash flows. Should operations produce positive cash flow, compensation will resume with 1 officer receiving $1,000 per month and another receiving $500 per month, and the third receiving $100 per month.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of December 31, 2009.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,980,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Leonard W. Burningham 1227 East Gilmer Drive Salt Lake City, Utah 84105	200,000	6.7%
Common Stock	James P. Doolin 1704 East Harvard Ave. Salt Lake City, Utah 84108	1,102,500	37.0%
Common Stock	Michael J. Doolin* 5 Pepperwood Drive Sandy, Utah 84092	600,000	20.1%
Common Stock	Quad D LTD Partnership* 5 Pepperwood Drive Sandy, Utah 84092	200,000	6.7%
Common Stock	Shane E. Thueson 10972 Cindy Drive Sandy, Utah 84092	500,000	17.0%
TOTAL		2,602,500	87.3%

* Michael and Sharlene Doolin are husband and wife. James P. Doolin is the son of Michael and Sharlene Doolin.

** Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

Security Ownership of Management

The following table sets forth the holdings of common stock of the Company’s directors and executive officers as of the date hereof. The percentage of beneficial ownership is based upon 2,980,000 shares of common stock outstanding at that date.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	James P. Doolin 1704 East Harvard Ave. Salt Lake City, Utah 84108	1,102,500	37%
Common Stock	Shane E. Thueson 10972 Cindy Circle Sandy, Utah 84092	500,000	17%
Common Stock	John K. Winchester 762 East Gable Street Midvale, Utah 84047	2,500	0%
TOTAL OFFICERS AND DIRECTORS		1,604,500	54%

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following information is provided as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	-	-	-

Total	-	-	-

Changes in Control

There are no present contractual arrangements or pledges of our securities that may result in a change in control of our Company; however, we are in discussions concerning a potential acquisition of assets or a merger, which, if completed, would result in a change in control and a new business direction for us.  With the exception of an Engagement Letter, with our legal counsel to represent us in this matter, which has not yet been funded, no other agreements have been executed, and we continue to discuss potential terms of this transaction.  The acquisition or merger candidate is also engaged in other negotiations to acquire other companies that may enhance its intended business or obtain funding for its planned business operations.  Though preliminary discussions placed the terms of any exchange within the number of our present authorized shares, no assurance can be given that if this acquisition or merger is completed, that shares that may be authorized to be issued under the amendment to our Articles of Incorporation that will increase our authorized shares will not be utilized.

ITEM  13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None. We have no undisclosed related transactions.

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

Except as stated in the heading “Transactions with Related Persons,” above, there are no other reportable transactions with promoters or founders.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee category	2009	2008

Audit fees	$8,480	$19,286
Audit-related fees	$989	$564
Tax fees	$390	$390
All other fees	$0	$0

Total fees	$9,859	$20,240

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

*  Filed herewith

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANGMAN PRODUCTIONS, INC.

Date:	January 26, 2010	By:	/s/James P. Doolin
James P. Doolin
President, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

HANGMAN PRODUCTIONS, INC.

Date:	January 26, 2010	By:	/s/James P. Doolin
James P. Doolin
President, Principal Financial Officer and Director

Date:	January 26, 2010	By:	/s/Shane Thueson
Shane Thueson
Vice President, Chief Executive Officer and Director