Form 10-Q
period 2010-03-31
LYFE Communications, Inc.
filed 2010-05-17
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-50892

LYFE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638511
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

912 West Baxter Drive, Suite 200

South Jordan, Utah 84095

 (Address of Principal Executive Offices)

(801) 478-2470

 (Registrant’s telephone number, including area code)

Hangman Productions, Inc.

 (Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Regisrant’s classes of common stock, as of the latest practicable date:  May 14, 2010 – 61,119,145 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Condensed Consolidated Balance Sheets

As of March 31, 2010 and

December 31, 2009

	3/31/2010	12/31/2009
	[Unaudited]	[Audited]
Assets
Current assets
Cash	$3,990	$15,737
Total Current Assets	3,990	15,737
Total Assets	$3,990	$15,737

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ 16,944	$ 11,878
Franchise Taxes Payable	-	100
Unearned Revenue	-	25,629
Accrued Director Compensation	2,531	2,500
Total current liabilities	19,475	40,107
Long Term Liabilities
Note Payable - Shareholders	54,197	51,149
Total Long Term Liabilities	54,197	51,149
Total Liabilities	$ 73,672	$ 91,256

Non-controlling Interest	-	-

Stockholders’ Deficit
Common Stock, $.01 par value; 50,000,000 shares authorized; 2,980,000 shares issued and outstanding	29,800	29,800
Paid-in Capital	89,297	89,297
Deficit accumulated during the development stage	(188,779)	(194,616)
Total Stockholders’ Deficit	(69,682)	(75,519)
Total Liabilities and Stockholders’ Deficit	$3,990	$15,737

See accompanying notes to financial statements

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009 and for the period from inception through March 31, 2010

 (Unaudited)

	For the Three Months Ended 3/31/2010	For the Three Months Ended 3/31/2009	From Inception Through 3/31/2010

Revenues	$ 26,905	$ -	$ 47,108
Cost of Sales	7,000	-	16,000
Gross Margin	19,905	-	31,108

General and Administrative Expenses	12,789	8,278	171,971
Operating Income/(Loss)	7,116	(8,278)	(140,863)

Interest Income	-	-	43
Interest Expense	(1,279)	(1,026)	(14,569)
Net Income/(Loss) Before Income Taxes	5,837	(9,304)	(155,389)
Provision for Income Taxes	-	-	980
Net Income/(Loss) From Continuing Operations	5,837	(9,304)	(156,369)

Discontinued Operations:
Gain/(Loss) from discontinued operations, net of tax	-	-	(32,410)
Loss from Discontinued Operations	-	-	(32,410)
Net Income/(Loss)	5,837	(9,304)	(188,779)

Income/(Loss) Per Share from Continuing Operations	$ 0.01	$ (0.01)	$ (0.11)

Income/(Loss) Per Share from Discontinued Operations	-	-	$ (0.02)

Income/(Loss) Per Share	$ 0.01	$ (0.01)	$ (0.13)

Weighted Average Shares Outstanding	2,980,000	1,490,000	1,502,759

See accompanying notes to financial statements

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the three month ended March 31, 2010 and 2009 and for the period from inception through March 31, 2010

(Unaudited)

	For the Three Months Ended 3/31/2010	For the Three Months Ended 3/31/2009	From Inception Through 3/31/2010

Cash Flows from Operating Activities
Net Income/(Loss)	5,837	(9,304)	(188,779)
Gain/(Loss) From Discontinued Operations	-	-	32,410
Gain/(Loss) from Continuing Operations	5,837	(9,304)	(156,369)

Adjustments to reconcile net loss to net cash From Operating Activities:
Non-Cash contributed by shareholder	-	300	3,600
Increase / (Decrease) accounts payable	5,066	361	16,944
I Increase/(Decrease) in income taxes payable	(100)	(100)	-
Increase / (Decrease) in salaries payable	31	29	40,031
Increase/(Decrease) in unearned revenue	(25,629)	-	-
Increase / (Decrease) in accrued interest - related party	1,248	16	11,375
Net Cash from Continuing Operations	(13,547)	(8,698)	(84,419)
Net Cash from Discontinued Operations	-	-	(120,213)
Net Cash From Operating Activities	(13,547)	(8,698)	(204,632)
	-	-	-
Cash Flows from Investing Activities
Net Cash from Continuing Investing Activities	-	-	-
Net Cash from Discontinued Investing Activities	-	-	29,800
Net Cash from Investing Activities	-	-	29,800

Cash Flows from Financing Activities
Proceeds from Loans from Shareholders	5,000	-	65,222
Repayment on Loans from Shareholders	(3,200)	-	(22,400)
Issued Stock for Cash	-	-	21,000
Net Cash from Continuing Financing Activities	1,800	-	63,822
Net Cash from Discontinued Financing Activities	-	-	115,000
Net Cash from Investing Activities	1,800	-	178,822

Net Increase / (Decrease) in Cash	(11,747)	(8,698)	3,990

Beginning Cash Balance	15,737	9,380	-
Ending Cash Balance	3,990	682	3,990

Supplemental Schedule of Cash Flow Activities
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ 100	$ 980
Stock issued for accrued liabilities	$ -	$ -	$37,500
Gain from disposal of subsidiary booked to APIC	$ -	$ -	$56,997

See accompanying notes to financial statements

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Notes to the Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 – LIQUIDITY/ GOING CONCERN

The Company has accumulated losses from inception through March 31, 2010 of ($188,779), has minimal assets, and has negative working capital.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors may have potential adverse effects on the Company including the ceasing of operations. Subsequent to March 31, 2010, the Company completed a merger with Connected Lyfe, Inc. (Note 5).  Connected Lyfe, Inc. is a development stage company requiring additional equity or debt financing in order to fund its planned activities.    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company repaid $3,200 on the shareholder loans and the shareholders loaned an additional $5,000 to the Company to pay operating expenses.  The payable to shareholders accrued an additional $1,248 in interest for the three months ended March 31, 2010.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently evaluating the impact this statement may have on the Financial Statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Notes to the Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

Pursuant to an Agreement and Plan of Merger dated April 12, 2010 (respectively, the “Merger Agreement” and the “Merger”), by and among Hangman Acquisition, Inc., a newly formed wholly-owned subsidiary and a Utah Corporation, and Connected Lyfe, Inc., a privately held Utah corporation whose business is providing media and communication service (“Connected Lyfe”), the Company acquired Connected Lyfe.  Under the terms of the Merger Agreement, and upon satisfaction of the conditions set forth in the Merger Agreement, Hangman Acquisition, Inc., was merged with and into Connected Lyfe, which was the surviving corporation under the Merger, and which became a wholly-owned subsidiary of the Company, and the Company changed its name to “LYFE Communications, Inc.” as of May 13, 2010.  The Merger was closed and effective on April 12, 2010.

Connected Lyfe shareholders exchanged their shares of common stock of Connected Lyfe (an aggregate of 52,199,394 shares) for shares of the Company’s common stock that comprised “restricted securities” under SEC Rule 144, on a one for one basis. These shares are also subject to a lock-up period (the “Lock-Up Period”) of the greater of twelve (12) months or the holding period required under Rule 144, subject, however, to waiver by the Company’s Board of Directors, so long as the holding period of Rule 144 has been previously satisfied, along with other conditions to which any resale of such shares are subject under Rule 144.  The new members of the Company’s Board of Directors have not expressed any present intention of waiving this Lock-Up Period, having negotiated its inclusion in the Merger Agreement, but that could change in the future.  An additional 5,262,478 shares were issued in conjunction with the merger.  Subsequent to the merger, 545,455 shares were issued on April 27, 2010 for proceeds of $600,000.  On May 11, 2010, 131,818 shares were issued for proceeds of $145,000.

The Merger resulted in a change of the Company, and the persons who were directors, executive officers and principal shareholders of Connected Lyfe were designated, in seriatim, as directors and executive officers of the Company, with the pre-Merger directors and executive officers resigning, one after the other.  Robert A. Bryson was designated a director and the President; Garrett R. Daw was designated as a director and the Secretary; and Gregory M. Smith was designated as a director and the Vice President.  These persons then collectively owned 45,000,000 shares of the post-Merger outstanding voting securities of the Company, comprised of common stock, or approximately 74.4% of these voting securities.

For accounting purposes, Connected Lyfe is treated as the continuing reporting entity that acquired Hangman Productions under Accounting Standards Codification 805-40, Reverse Acquisitions, due to the following factors: (i) Connected Lyfe’s shareholders received the larger share of the voting rights in the Merger; (ii) Connected Lyfe received the majority of the members of the Board of Directors; and (ii) Connected Lyfe’s senior management prior to the Merger dominate the Company’s senior management post-Merger.

On May 11, 2010, the Company entered into a Purchase Agreement with Ygnition Networks, Inc.  Under the terms of the agreement, the Company would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v)  license to Ygnition back office system for use on acquired subscribers and future subscribers of the Company in exchange for $500,000 in cash which was received by Ygnition on execution of the agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, international gold prices, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Results of Operations

For The Three Months Ended March 31, 2010, Compared to The Three Months Ended March 31, 2009.

During the quarterly period ended March 31, 2010, we received $26,905 in revenues, with a cost of sales of $7,000, for a gross margin of $19,905.  During the March 31, 2009, quarter, we recorded no revenues.  The revenues for March 31, 2010, were from the fourth annual Shootout Contest we sponsored for 2009 and completed in 2010, while the 2008 Shootout Contest ended earlier in 2008, resulting in revenues in an earlier quarter.

Operating expenses increased from $8,278 in the quarterly period ended March 31, 2009, to $12,789 in the quarterly period ended March 31, 2010.  This increase was mainly due to the costs associated with our Depository Trust Company eligibility filing for our common stock.  We had interest expense of $1,279 in the three months ended March 31, 2010, compared to $1,026 in the year ago period.  We realized an operating income of $5,837 during the quarter ended March 31, 2010, as compared to operating loss of $9,304 in the comparable period in 2009.  Net income totaled $5,837, or $0.01 per share in the three months ended March 31, 2010, compared to a net loss of $9,304, or $0.01 per share, in the three months ended March 31, 2009.  The loss in the quarter ended March 31, 2009, because of the timing differences discussed above regarding the 2009 and the 2008 Shootout Contests.  We have had cumulative net losses of $188,779 since inception, or $0.13 per share.

Liquidity

Current assets at March 31, 2010, totaled $3,990, as compared to $15,737 at December 31, 2009.

During the three months ended March 31, 2010, our operating activities used net cash of $13,547.  In the comparable 2009 period, by contrast, operating activities used net cash of $8,698.  Investing activities had no effect on our cash flows in the three months ended March 31, 2010, or in the three months ended March 31, 2009.  Cash provided by financing activities totaled $1,800 in the three months ended March 31, 2010, with no cash provided or used by financing activities during the three months ended March 31, 2009.

At March 31, 2010, the Company had a working capital deficit of $15,485, as compared to working capital deficit of $24,370 at December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Pursuant to an Agreement and Plan of Merger dated April 12, 2010 (respectively, the “Merger Agreement” and the “Merger”), by and among Hangman Acquisition, Inc., a newly formed wholly-owned subsidiary and a Utah Corporation, and Connected Lyfe, Inc., a privately held Utah corporation whose business is providing media and communication service (“Connected Lyfe”), the Company acquired Connected Lyfe.  Under the terms of the Merger Agreement, and upon satisfaction of the conditions set forth in the Merger Agreement, Hangman Acquisition, Inc., was merged with and into Connected Lyfe, which was the surviving corporation under the Merger, and which became a wholly-owned subsidiary of the Company, and the Company changed its name to “LYFE Communications, Inc.” as of May 13, 2010.  The Merger was closed and effective on April 12, 2010.  For additional information on the Merger, see Note 5 of our financial statements in

Part I hereof, and see our 8-K Current Report dated and filed with the Securities and Exchange Commission on April 12, 2010, along with our Definitive Information Statement filed on that date.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 32

Certification of Robert A. Bryson Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	May 17, 2010	By:	/s/Robert A. Bryson
Robert A. Bryson, President, Chairman of the Board and Director

Date:	May 17, 2010	By:	/s/Garrett R. Daw
Garrett R. Daw, Secretary and Director