Form 10-Q/A
period 2010-03-31
LYFE Communications, Inc.
filed 2010-05-19
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 14, 2010 – 60,681,872 shares of common stock.

EXPLANATORY NOTE:  We are amending our Quarterly Report for the quarter ended March 31, 2010, to make changes to our equity section of our Balance Sheet, which reflect an increase in our authorized shares; adding a Note 5 about our increased capitalization; adding additional paragraphs to Part II, Item 5, about our increased capitalization, our Purchase Agreement with Ygnition Networks, Inc. and our filing of Restated Articles of Incorporation, and we included a copy of the Purchase Agreement and the Restated Articles of Incorporation as Exhibits.  The number of outstanding shares indicated above was also increased by 240,000 shares of our common stock that we are required to issue under the Purchase Agreement.

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

(Unaudited)

March 31, 2010

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Condensed Consolidated Balance Sheets

As of March 31, 2010 and

December 31, 2009

	3/31/2010	12/31/2009
	[Unaudited]	[Audited]
Assets
Current assets
Cash	$3,990	$15,737
Total Current Assets	3,990	15,737
Total Assets	$3,990	$15,737

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$ 16,944	$ 11,878
Franchise Taxes Payable	-	100
Unearned Revenue	-	25,629
Accrued Director Compensation	2,531	2,500
Total current liabilities	19,475	40,107
Long Term Liabilities
Note Payable - Shareholders	54,197	51,149
Total Long Term Liabilities	54,197	51,149
Total Liabilities	$ 73,672	$ 91,256

Non-controlling Interest	-	-

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares, no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 200,000,000 shares authorized; 2,980,000 shares issued and outstanding	2,980	2.980
Paid-in Capital	116,117	116,117
Deficit accumulated during the development stage	(188,779)	(194,616)
Total Stockholders’ Deficit	(69,682)	(75,519)
Total Liabilities and Stockholders’ Deficit	$3,990	$15,737

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

LYFE Communications, Inc.

(Formerly Known as Hangman Productions, Inc.)

[A Development Stage Company]

Notes to the Condensed Consolidated Financial Statements

March 31, 2010

NOTE 5 – EQUITY

On February 11, 2010, the Company amended their Articles of Incorporation increasing the total authorized number of shares to 210,000,000 divided into 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. The common stock par value was changed from one cent ($0.01) to one mill ($0.001).  The preferred stock par value was established at one mill ($0.001).  The Company has yet to establish rights or preferences for the preferred stock.

NOTE 6 – SUBSEQUENT EVENTS

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

Connected Lyfe shareholders exchanged their shares of common stock of Connected Lyfe (an aggregate of 52,199,394 shares) for shares of the Company’s common stock that comprised “restricted securities” under SEC Rule 144, on a one for one basis. These shares are also subject to a lock-up period (the “Lock-Up Period”) of the greater of twelve (12) months or the holding period required under Rule 144, subject, however, to waiver by the Company’s Board of Directors, so long as the holding period of Rule 144 has been previously satisfied, along with other conditions to which any resale of such shares are subject under Rule 144.  The new members of the Company’s Board of Directors have not expressed any present intention of waiving this Lock-Up Period, having negotiated its inclusion in the Merger Agreement, but that could change in the future.  An additional 5,262,478 shares were issued in conjunction with the merger.  Subsequent to the merger, 545,455 shares were issued on April 27, 2010, for proceeds of $600,000. On May 11, 2010, 131,818 shares were issued for proceeds of $145,000.

The Merger resulted in a change of the Company, and the persons who were directors, executive officers and principal shareholders of Connected Lyfe were designated, in seriatim, as directors and executive officers of the Company, with the pre-Merger directors and executive officers resigning, one after the other.  Robert A. Bryson was designated a director and the President; Garrett R. Daw was designated as a director and the Secretary; and Gregory M. Smith was designated as a director and the Vice President.  These persons collectively own 45,000,000 shares of the post-Merger outstanding voting securities of the Company, comprised of common stock, or approximately 74.4% of these voting securities.

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

On May 14, 2010, the Company, through its wholly-owned subsidiary, Connected Lyfe, entered into a Purchase Agreement with Ygnition Networks, Inc.  Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to Ygnition back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company in exchange for $500,000 in cash, which was received by Ygnition on execution of the agreement, and 240,000 shares of the Company’s common stock.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On February 11, 2010, we amended our Articles of Incorporation increasing the total authorized number of our authorized shares to 210,000,000 divided into 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Our common stock par value was changed from one cent ($0.01) to one mill ($0.001).  The preferred stock par value was established at one mill ($0.001).  We have yet to establish rights or preferences for the preferred stock.

Pursuant to an Agreement and Plan of Merger dated April 12, 2010 (respectively, the “Merger Agreement” and the “Merger”), by and among Hangman Acquisition, Inc., a newly formed wholly-owned subsidiary and a Utah Corporation (“Merger Sub”), and Connected Lyfe, Inc., a privately held Utah corporation whose business is providing media and communication service (“Connected Lyfe”), we acquired Connected Lyfe.  Under the terms of the Merger Agreement, and upon satisfaction of the conditions set forth in the Merger Agreement, Merger Sub was merged with and into Connected Lyfe, which was the surviving corporation under the Merger, and which became our wholly-owned subsidiary, and we changed our name to “LYFE Communications, Inc.,” effective of May 13, 2010.  The Merger was closed and effective on April 12, 2010.  For additional information on the Merger, see Note 5 of our financial statements in Part I hereof, and see our 8-K Current Report dated and filed with the Securities and Exchange Commission on April 12, 2010, along with our Definitive Information Statement respecting our name change that was also filed on that date.

On May 14, 2010, we, through Connected Lyfe, entered into a Purchase Agreement with Ygnition Networks, Inc.  Under the terms of the Purchase Agreement, Connected Lyfe would acquire for specified properties of Ygnition’s cable television and Internet systems (the “System”), (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) a license to Ygnition’s back office system for use on acquired subscribers and future subscribers of our subsidiary in exchange for $500,000 in cash, which was paid to Ygnition on execution of the Purchase Agreement, and 240,000 shares our common stock.  A copy of the Purchase Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference, with this summary being modified in its entirety by the actual Purchase Agreement, by this reference. See Item 6.

Restated Articles of Incorporation, which include our new name and our increased authorized capital, were adopted by our Board of Directors, effective May 18, 2010, and are attached hereto as Exhibit 3.1 and incorporated herein by reference.  See Item 6.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

3.1	Restated Articles of Incorporation

10.1	Purchase Agreement

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

LYFE COMMUNICATIONS, INC.

Date:	May 19, 2010	By:	/s/Robert A. Bryson
Robert A. Bryson, President, Chairman of the Board and Director

Date:	May 19, 2010	By:	/s/Garrett R. Daw
Garrett R. Daw, Secretary and Director