Form 10-Q
period 2010-06-30
LYFE Communications, Inc.
filed 2010-08-24
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 23, 2010 – 62,004,627 shares of common stock.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lyfe Communications, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

LYFE Communications, Inc.

 [A Development Stage Company]

Condensed Consolidated Balance Sheets

As of June 30, 2010

And December 31, 2009

	June 30, 2010	December 31, 2009
	[Unaudited]	[Audited]
Assets
Current assets:
Cash and cash equivalents	$ -	$ 266,757
Accounts receivable, net of allowances of $500 in 2010	27,019
Prepaid expenses	14,551	276,069
Total current assets	41,570	542,826

Property and equipment, net	321,930	97,870
Intangible assets, net	130,711	17,281
Other assets	712,660	7,309
Total assets	$ 1,206,871	$ 665,286

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 326,804	$ 29,147
Accrued liabilities	220,924	72,106
Note Payable due to related party	175,000	-
Interest Payable due to related party	1,313	-
Total current liabilities	724,041	101,253

Other long-term liabilities	1,726	240
Total liabilities	725,766	101,493

Commitments and contingencies

Shareholder's equity:
Common Stock, $0.001 par value; 200,000,000 shares authorized; 61,437,326 shares issued and outstanding	61,437
Paid in Capital/Members’ contributions	8,362,363	1,305,000
Deficit accumulated during the development stage	(7,942,696)	(741,207)
Total Shareholders’ equity	481,104	563,793
Total liabilities and Shareholders’ equity	$1,206,871	$ 665,286

See accompanying notes to condensed financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2010  and for the period from inception (September 14, 2009) through June 30, 2010

(Unaudited)

	For the Three Months Ended 6/30/2010	For the Six Months Ended 6/30/2010	Period from Inception (September 14, 2009) to 6/30/2010

Revenues	$ 30,129	$ 30,129	$ 30,129

Operating expenses:
Direct Costs	40,610	40,610	40,610
Sales and marketing	177,851	296,142	425,899
Customer Service and Operating Expenses	283,555	283,555	283,555
General and administrative	5,741,374	6,200,986	6,727,974
Research and development	160,870	376,150	456,730
Depreciation and amortization	23,741	34,175	38,057
Total operating expenses	6,428,001	7,231,618	7,972,825
Net Income (Loss)	$ (6,397,872)	$ (7,201,489)	$ (7,942,696)

Income/(Loss) Per Share	$(0.11)	$(0.13)	$(0.15)

Weighted Average Shares outstanding	59,662,844	55,410,132	53,672,367

See accompanying notes to condensed financial statements

	For the Six Months Ended 6/30/2010	Period from Inception (September 14, 2009) to 6/30/20100
Cash flows from operating activities:
Net loss	$(7,201,489)	$(7,942,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,175	38,057
Services provided in exchange for Shareholders' equity	-	155,000
Share - Based Compensation Expense	5,073,800	5,073,800
Changes in assets and liabilities:
Accounts Receivable, net	(27,020)	(27,020)
Prepaid expenses	261,518	(14,551)
Other assets	(30,350)	(37,659)
Accounts payable	297,657	326,804
Accrued liabilities	150,131	222,237
Other long-term liabilities - Deferred Rent	1,486	1,726
Net cash used in operating activities	(1,440,092)	(2,204,302)
		-
Cash flows from investing activities:		-
Purchases of property and equipment	(255,069)	(356,333)
Payments for other intangible assets	(116,596)	(134,365)
Payments for other assets	(675,000)	(675,000)
Net cash used in investing activities	(1,046,665)	(1,165,698)
		-
Cash flows from financing activities:		-
Note Payable	175,000	175,000
Issuance of Common Stock	2,045,000	3,195,000
Net cash provided by financing activities	2,220,000	3,370,000
		-
Net Increase/(decrease) in cash and cash equivalents	(266,757)	-
		-
Cash and cash equivalents at beginning of period	266,757	-
Cash and cash equivalents at end of period	$-	$-

Supplemental cash flow information:
Cash Paid for
Interest	$-	$-
Income Taxes	-	-

See accompanying notes to financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

Organization and Nature of Business

On April 12, 2010, LYFE Communications, Inc (formerly Hangman Productions, Inc.) (the “Company” or “LYFE”), and Connected Lyfe, Inc. (“Connected Lyfe”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, LYFE merged with and into Connected Lyfe with Connected Lyfe remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  Going forward, the Company will be a holding company parent of Connected Lyfe, and the Company’s business operations following the Merger will be those of Connected Lyfe. Further details of the Merger are provided in Note 9 in the footnotes to the condensed consolidated financial statements.

The Company’s business is to develop, deploy, and operate next generation media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

The Company is in the development stage and its primary activities to date have included conducting research and development, developing markets for its products, securing strategic alliances, recruiting personnel and obtaining financing.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Generally, matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets and capitalization of costs for software developed for internal use.  Actual results may differ from estimates provided.

Income Taxes

At June 30, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectibility is reasonably assured.  The Company derives its revenue primarily from the sale of Video, Data and Voice over Interent Protocol services and recognizes revenues in the period the related services are provided and the amount of revenue is determinable and collection is reasonably assured.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  We used a market approach for stock compensation issued to consultants on the merger discussed in Note 9.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Market approach analysis for pricing stock with infrequent trades and transactions require highly subjective assumptions, including restriction discount and blockage discounts.  Changes in these assumptions can materially affect the fair value estimate.

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

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through June 30, 2010 of ($7,942,696), and has had negative cash flows from operating activities during the period from inception through June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In April of 2010, the Company commenced sales operations by providing subscribers services over a partner network provider.  The Company anticipates increasing subscriptions throughout the year, which will require further financing for operating costs, capital expenditures and general expenses.  We anticipate that the funds received from subscribers throughout 2010 will not be sufficient to fund operations and would require additional debt or equity financing in order to meet planned expenditures over the next 12 months.

On April 12, 2010 LYFE completed a reverse merger with Connected Lyfe, Inc (Note 9) that provided access to additional capital markets for financing.  Subsequent to period end, the Company received proceeds of $673,943 from the sale of common stock and proceeds of $40,000 from loans from shareholders considered related parties to fund continuing operations (Note 11).

Effective June 16, 2010, we accepted two sets of Subscription Documents dated June 8, 2010, providing for the sale of approximately 10,109,059 shares of our common stock comprised of “restricted securities” as defined in Rule 144 for an aggregate of $15,200,000.  A promissory note was signed that provided the purchase of 1,818,182 shares at a price of $1.10 per share, payable on or before July 1,2010.  As of the date of the report the company has received $1,170,000 of funds related to the offering. A promissory note was signed that provided the purchase of 3,333,333 shares at a price of $1.50 per share, payable on or before July 21, 2010 for which no funds have been received. A promissory note was signed that provided the purchase of 3,333,333 shares at a price of $1.50 per share, payable on or before August 5, 2010 for which no funds have been received, and 1,684,211 shares at a price of $1.90 per share payable on or before September 21, 2010 for which no funds have been received.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2010.

4. Equity-Based Compensation

On January 1, 2010, the Company’s board of directors approved a stock plan.  The stock plan known as the 2010 Stock Plan (the “Plan”) reserves up to 15,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan.  The Plan permits the board of directors to issue stock options and restricted stock.

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

Expected life	1.0 - 4.25 years
Expected stock price volatility	71.10 – 96.31%
Expected dividend yield	0.0%
Risk-free interest rate	0.34 – 1.94%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options was estimated using the simplified method for each option under ASC 718-10-S99-1 with the expected term was equal to the vesting period.  The company was unable to rely on historical exercise data due to the early stage of the company with no historical exercise data.  The simplified method was applied to all options for all periods presented. The expected volatility of the Company’s options was calculated using historical data of comparable companies in the company’s industry. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

The Company issued 10,520,000 options to key employees and consultants on January 14, 2010.  In February and March 2010, the Company issued 58,000 options to employees and consultants. During the period 1,350,000 options were forfeit.  A summary of the status of the Company’s outstanding stock options as of June 30, 2010 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	-	$-
Granted	10,578,000	0.25
Expired/Cancelled	(1,350,000)	0.25
Exercised	-
Outstanding, June 30, 2010	9,228,000	0.25
Exercisable	-	$-

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2010
$0.25	9,170,000	3.14	-
0.75	58,000	3.66	-

	9,228,000		-

Option-based compensation expense totaled $127,070 for the six months ended June 30,2010. The total fair value of options vested was $0  for the period ended June 30, 2010.  As of June 30, 2010, the Company had $908,144 in unrecognized compensation costs related to non-vested stock options granted under the Plan.

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	-	$-

Granted	10,578,000	0.11
Vested	-	-
Forfeited	(1,350,000)	0.10

Nonvested at June 30, 2010	9,228,000	$0.10

On April 12, 2010 5,262,478 shares of common stock were issued to consultants pursuant to consulting agreements that provided stock compensation on the completion of the merger.  The stock issued pursuant to those agreements had 12 month lock up provisions restricting the trading of the stock.  The fair value of those shares issued to consultants for services to complete a merger were valued at $0.94 per share for a total of $4,946,729 of equity based compensation recognized on April 12, 2010.  The per share fair value was determined through a market-based approach which determined a 5% restriction discount and a 10% blockage discount to the weighted average share price of $1.10 of private placement stock prices issued around April 12, 2010.

5. Composition of Certain Financial Statement Captions

Prepaid Expenses

On April 12, 2010 the Company recognized $166,667 of expenses on a consulting contract on the closing of the merger between LYFE and Connected Lyfe which completed the consultant’s contractual obligations which were prepaid on August 26, 2009 by Connected Lyfe.

Other Assets

In February 2010, the Company signed a letter of intent to enter into a services and asset acquisition agreement with a network operator.  The agreement provides for a payment of $350,000, of which $175,000 was paid on March 5, 2010 and $100,000 was paid subsequent to June 30, 2010, with the remaining $75,000 due in August 2010.  In addition, once the agreement is finalized, the Company would assume annual operating costs of the network estimated at $137,000.

On May 14, 2010, the Company entered into a Purchase Agreement with Ygnition Networks, Inc. Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to Ygnition back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company in exchange for $500,000 in cash, which was received by Ygnition on execution of the agreement, and 240,000 shares of the Company’s common stock.  As of August 23, all conditions related to the purchase have not been completed and no shares have been issued pending the completion of the remaining conditions.

6. Operating Leases

On March 15, 2010 the Company entered into an operating lease in Ann Arbor Michigan. The Company leases office space in Utah under an operating lease that expires in October 2012 and an office in Michigan that expires in March 2013. Rental expense under the operating leases is recognized on a straight-line basis based on total expected lease payments over the life of the lease, and was approximately $61,000 for the period from January 1, 2010 to June 30, 2010.  The Utah property owner is a relative of one of the officers of the Company.

Future minimum rental payments required under these non-cancelable operating lease consists of the following at June 30, 2010:

2010	$85,455
2011	175,170
2012	163,661
2013	20,348
$444,635

7. Employment Agreements

The Company has employment agreements with certain of its executive officers providing for severance payments in the event of termination of their employment without cause.  If all of these employees were terminated the Company would be required to make payments totaling approximately $3.25 million.

8.  Equity

On January 1, 2010 Acclivity Media LLC was converted into a corporation under the laws of the state of Utah with 100,000,000 common shares authorized with a par value of one mill ($0.001).  After the merger (Note 9) the authorized shares were that of LYFE communications in the amount of 200,000,000 common shares authorized.  The member interest was converted into 50,760,000 common shares on January 1, 2010 when the LLC was converted to a corporation under the laws of the state of Utah.  All members of the LLC had their member interest converted to common shares equal to their member interest.

In 2009, the Company entered into a consulting agreement with Smith Consulting Services, Inc. (“SCS”) to provide business advisory services which including identifying opportunities to merge with a public company. Approximately $400,000 of the cash proceeds were paid to SCS in exchange for these services.  On the merger with LYFE Communications (Note 9), SCS received common shares which combined with shares owned pre-merger equal to 9 ½ percent of the then issued and outstanding shares of the Company after the merger.

During the quarter ended June 30, 2010, the Company issued 6,257,933 shares. 4,162,478 shares were issued for consulting services related to the SCS agreement valued at $3,912,729, or  $0.94 per share. 500,000 shares were issued to two individuals pursuant to consulting agreements and were valued at $470,000, or $0.94per share.  600,000 shares were issued as finders fees related to the merger and were valued at $564,000, or $0.94 per share.  995,455 shares were issued for $1,095,000 in cash, or $1.10 per share.

As of June 30, 2010, the equity ownership consisted of the following

Founders	73.25%
Investors	12.24%
LYFE shareholders prior to merger	4.85%
Equity interest received in exchange for services	9.66%
100.0%

9.  Merger

Pursuant to an Agreement and Plan of Merger dated April 12, 2010, by and among LYFE Communications, Inc., a Utah Corporation, and Connected Lyfe, Inc., a privately held Utah corporation whose business is providing media and communication service.  Under the terms of the Merger Agreement, LYFE Communications, Inc., was merged with and into Connected Lyfe, as the surviving corporation under the Merger, became the wholly owned subsidiary of LYFE Communications, Inc.  The Merger was closed and effective on April 12, 2010.

Connected Lyfe shareholders exchanged their shares of common stock of Connected Lyfe (an aggregate of 52,199,394 shares) for shares of the Company’s common stock that comprised “restricted securities” under SEC Rule 144, on a one for one basis. These shares are also subject to a lock-up period (the “Lock-Up Period”) of the greater of twelve (12) months or the holding period required under Rule 144, subject, however, to waiver by the Company’s Board of Directors, so long as the holding period of Rule 144 has been previously satisfied, along with other conditions to which any resale of such shares are subject under Rule 144.  The new members of the Company’s Board of Directors have not expressed any present intention of waiving this Lock-Up Period, having negotiated its inclusion in the Merger Agreement, but that could change in the future.  An additional 5,262,478 shares were issued to consultants in conjunction with the merger equal to 8.57% ownership on the date of the merger.

Robert A. Bryson was designated a director and President; Garrett R. Daw was designated as a director and Secretary; and Gregory M. Smith was designated as a director and Vice President of LYFE Communications.  These persons collectively own 45,000,000 shares of the post-Merger outstanding voting securities, comprised of common stock, or approximately 73.3% of these voting securities.

There was $0 of net assets in LYFE communications assumed by Connected Lyfe on the closing of the merger and the net liabilities were assumed by prior management.  All merger-related costs were paid by the consultants pursuant to the consulting agreement.

The accompanying unaudited pro forma combined Statements of Operations are presented as if Connected Lyfe, Inc. and LYFE Communications, Inc. had been operating as a combined entity.  The unaudited pro forma combined statements of operations for the period ended June 30, 2010 presents the results of operations assuming the business combination had occurred on January 1, 2010. All material adjustments to reflect the acquisition are set forth in the column “Pro Forma Adjustments”. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations and financial position or what the results of operations or financial position would have been had Connected Lyfe and LYFE been operating as a combined entity for the specific periods.

CONNECTED LYFE, INC. AND LYFE COMMUNICATIONS, INC. (FORMERLY, HANGMAN PRODUCTIONS, INC.)

UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

	Connected Lyfe, Inc.	LYFE Communications, Inc	Pro Forma Adjustments		Pro Forma Results
	For the Six Months Ended 6/30/2010	For the Six Months Ended 6/30/2010	For the Six Months Ended 6/30/2010		For the Six Months Ended 6/30/2010

Revenues	$30,129	$26,905	$-		$57,034
Cost of Sales	-	7,000	-		7,000
Gross Margin	-	19,905	-		50,034

Operating expenses:
Direct Costs	40,610	-	-		40,610
Sales and marketing	177,851	-	-		177,851
Customer Service and Operating Expenses	283,555	-	-		283,555
General and administrative	5,740,062	12,789	-		5,752,851
Research and development	160,870	-	-		160,870
Depreciation and amortization	23,741	-	-		23,741
Interest Expense	1,313	1,279	-		2,592
Total operating expenses	6,428,001	14,068	-		6,442,069

Net Income/Loss Before Income Taxes	(6,397,872)	5,837	-		(6,392,035)
Provision for Income Taxes	-	-	-		-
Net Income/(Loss)	(6,397,872)	5,837	-		(6,392,035)

Income/(Loss) Per Share	$(0.11)	$0.01	$-	(a)	$(0.11)

Weighted Average Shares Outstanding	59,662,844	2,980,000	-		59,662,844

(a)

The unaudited pro forma net loss per share is based on the weighted average number of shares of LYFE Communications common stock outstanding during each period and the number of shares of LYFE Communications common stock to be issued in connection with the reverse acquisition of Connected Lyfe.

10.  Related Party Transactions

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with Robert Bryson, CEO and Chairman of the Board of LYFE.  The note has a 60 day maturity and 9% interest rate.  As of June 30, 2010 LYFE has accrued $1,313 interest on the note payable to Robert Bryson.  As of August 23, 2010 the note has not been repaid.

11.  Subsequent Events

The Company has evaluated subsequent events and has concluded that no recognized subsequent events have occurred since the period ended June 30, 2010.  The Company does note the following non-recognized transactions that occurred subsequent to period end.

Subsequent to June 30, 2010 LYFE received $673,942 of funding in exchange for 567,301 common shares or 0.91% of outstanding shares.

On July 1, 2010 the company entered into a $40,000 six month note payable with SCS and affiliates, a 9.3% shareholder, with a zero interest rate for $40,000 cash proceeds.

On July 16, 2010 LYFE amended and restated the Memorandum of understanding with Ygnition Networks Inc. to update the purchase offer of the Company.

On July 16, 2010 LYFE received $33,187 from Trivector, Inc, of which Greg Smith, COO, and Director is an owner for 27,656 shares.  On July 23, 2010 LYFE received $103,266 from Greg in exchange for 86,055 shares of stock.

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

Overview

Our business focus is on delivering the next generation of television, entertainment and communication.  We are developing, deploying and operating the networked platform for the communications and entertainment services for delivery to consumers through multiple delivery mediums, such as smart phones, televisions, and portable electronic devices at any location with Internet connectivity.  As technology and consumer connectivity expands, we believe, the consumer is no longer satisfied with the traditional entertainment choices or the TV experience.  We believe, consumers want more choices and freedom and no longer want to be tethered to their TV alone for the viewing options.  We believe the consumer wants the mobility the Internet and new devices such as smart phones provide them.  We believe our technology helps bridge the gap between the past static television viewing to an interactive television experience as well as provide the mobility the consumer wants and expects.  By leveraging our proprietary IP (“Internet Protocol”) technologies, we can provide, we believe, an innovative and compelling media and communication services to consumers and businesses who increasingly want access to their television, Internet and voice services on their terms – from any device, at home, in the office, or on the go.

“The Connected Lyfe Services Network” is developing more than an improved TV user experience.  By integrating the TV with voice services, telephone usage becomes more interesting and compelling.  We believe the TV experience will develop from being a one-way consumption type media into a fully interactive activity. Current providers have been pushing their bundled services and giving the perception of their products actually working together, which we believe, is generally a form of consolidated billing.  We believe the truly integrated components we are developing and deploying can deliver Connected Lyfe service with much richer and personal interactive services.

We are developing, deploying and operating, we believe, the next generation media and communications network based services to single-family, multi-family, high-rise, resort and hospitality properties. Lyfe Communications has commenced providing video, Internet and telephone services to consumers and businesses and is planning on transitioning those services to our next generation platform.  We function as a network and service provider and rely on our underlying facilities based network partners to provide the basic telecommunications network connections to our end customers.  We are an application services provider (“ASP”) of Internet protocol television (“IPTV”), Internet services (“ISP”) and voice over Internet protocol (“VOIP”) telephone services. We launched services with a fiber to the home (“FTTH”) network provider along the Wasatch front in Utah and are seeking to expand our reach through partnerships with other networks.  To provide services along the Wasatch front in Utah, we  have entered into two agreements with Utah Telecommunications Open Infrastructure Agency ( “UTOPIA”) to: (1) become a non-exclusive service provider over its network and (2) to acquire its video systems and provide video services over its system and make such video services available to other providers.

Our primary products are IPTV, Broadband Internet Access and VOIP Telephony.  The markets currently served and planned expansion are along the Wasatch front in Utah.  We are planning to expand our markets by building data connections to multi-dwelling units (“MDUs”) and are actively seeking partnerships with other last mile network providers.   The last mile network refers to the connections into the actual home, business or apartment.

IPTV:  Our television service includes local and basic cable network channels, a premium or extended channel package and individual add on channel packages.  The channel packages are typical of IPTV packages provided by other telecommunications companies and negotiated by industry intermediaries or directly with channel providers.  We will differentiate ourselves from traditional cable and satellite, we believe, through our next generation technology development which uses the functionality of our set top boxes and software to provide the consumer more of an interactive feel and mesh the Internet and TV.  In addition to the meshing of the Internet and TV technology development, the mobility of our developing product offerings helps differentiate us from the traditional cable and satellite operators.  Given the size and resources of the traditional satellite and cable operators, the ability to differentiate our products is very important.  If we cannot differentiate our product offering, it will be difficult for us to maintain costumers in the long-term.

Broadband Internet Access:  The Internet product comes in varying speeds depending on the location of the customer and the type of network connecting that particular customer to our backbone network.  Current operational subscribers are connected via fiber on the UTOPIA network, and have a choice of regular broadband or higher speed broadband access.

VOIP Telephone:  The telephone product provides a dial tone in the home or business from which the customer can place local or long distance calls.  Rates will vary based on the call destination and type of service provided.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 8-K, filed on April 12, 2010, for the year ended December 31, 2009.

Nevertheless, the Company’s financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company has not established any significant source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

During the quarterly period ended June 30, 2010, we received $30,184 in revenues.  We were not operating in the quarter ended June 30, 2009.

We had a net loss for the three and six months ended June 30, 2010, of 6,397,872 and $7,201,489, respectively.  Part of this loss was the result of $5,073,800 in non cash expenses related to shares issued to consultants related to our merger with Connected Lyfe. We believe ongoing general and administrative expenses will be reduced significantly without these non-cash items.  As we expand our operations, revenues should start to increase.  Since our formation in August 2009, our focus has been on developing our business model and technology and in the last three months starting customer acquisition.

Lyfe continues to deliver all IP “triple play” HD Television, Digital Voice, and Ultra High Speed Internet access across the Wasatch Front of Utah. Our network provider, Utopia continues to accelerate deployment of fiber to the home for member cities into each municipal fiber networks. Utopia also recently received over $16 million in federal stimulus funding which further accelerates the serviceable business and residences Lyfe can serve. Lyfe now owns its own IP Voice, TV, and Data Access and Platforms and Network.

Beyond municipal fiber communities Lyfe is expanding service to over 80 multi-family communities representing over 25,000 new residential units “on-net” to the Lyfe IP network and services. Each property is being turned up on full Fiber interconnections. Lyfe continues to expand the business development pipeline of communities ranging from Universities, Private Community HOA’s and leading Multifamily Property Management Groups.

Next Generation Service Innovation

Lyfe’s R&D teams continue to build, test, and pilot the full foundation of our all IP next generation “TV Anywhere” technologies and systems, with commercial deployment slated for end of Q1 2011. We continue to operate and extend our current generation all IP services to an expanding base of subscribers and networks which will be readily migrated onto the next generation platform and services.

Total Addressable Market

Lyfe recently announced the Company’s expansion into Texas, Arizona, Washington, and California. These markets beyond the Wasatch Front in Utah represent hundreds of new high density communities across which Lyfe can deliver services into over 1,500,000  residential units. In addition to these reachable communities Lyfe is also developing flexible partnership operating models with existing TV and Network Operators seeking to replace legacy TV providers like Cable and Satellite offerings with more advanced and competitive than the analog/digital services available today.

Liquidity

As of June 30, 2010, we had a working capital deficit of 682,471 with current assets of $41,570 and current liabilities of $724,041.  This compares to a working capital surplus of $441,573 on December 31, 2009. Part of the reason for the reduction in our working capital was the purchase of certain assets and rights to provide cable and other services to certain properties.  As part of this acquisition, we paid $500,000.  Additionally, we have been expanding our operations since the beginning of the year and increasing the development work on new video technology that we hope to deploy in the first quarter of 2011.  The operations required the purchase of customer premise equipment and other assets to connect and provide services to customers.

To help alleviate our capital needs, we have raised additional capital since the end of the quarter.  Since the end of the quarter, we have raised a total of $634,944 in additional equity capital.  Additionally, we have previously entered into subscription agreements that called for several installments of capital.  At this time, the company has received $1,095,000 of the first subscription, with the remainder of the funding outstanding. The funding from the outstanding subscription agreements are currently being updated based on a revised schedule of disbursements.

If we do not receive the above installments of capital, we will have to continue to look to additional sources of equity or debt capital.  At this time we do not believe bank financing is available.  Depending on our ability to raise capital, we may have to adjust our overall business model to reflect our current available resources which  may delay the continued acquisition of customers until we can use the new technology which will be cheaper to deploy.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective June 16, 2010, we accepted two sets of Subscription Documents dated June 8, 2010, providing for the sale of approximately 10,109,059 shares of our common stock comprised of “restricted securities” as defined in Rule 144 for an aggregate of $15,200,000 (respectively, the “Michael Justin Hoopes Subscription Documents” and the “Eagle View Investments, LLC Subscription Documents”).  Our acceptance was conditioned upon extending the due dates of the respective subscription payments set forth therein by 21 days as requested by the subscribers and further conditioned upon the execution and delivery of a personal Guaranty Agreement of the obligations of Eagle View Investments, LLC under its Subscription Documents (and the related Eagle View Investments, LLC Promissory Note as defined below) by its Manager, Brad R. Egbert.  Mr. Hoopes and Eagle View Investments LLC each also executed and delivered promissory notes for the amounts of their respective subscriptions of $7,000,000 and $8,200,000 (respectively, the “Michael Justin Hoopes Promissory Note” and the “Eagle View Investments LLC Promissory Note”).  The Michael Justin Hoopes Subscription Documents provided for the purchase of 1,818,182 shares at a price of $1.10 per share, payable on or before June 10, 2010 (agreed in our Board of Director’s acceptance of the Subscription Documents to be payable on or before July 1, 2010 [the 21 day extended period]); and 3,333,333 shares, at a price of $1.50 per share, agreed by our Board to be payable on or before July 21, 2010 (the 21 day extended period). $465,000 of the Michael Justin Hoopes July 1, 2010, subscription payment has already been paid.  The Eagle View Investments, LLC Subscription Documents provided for the purchase of 3,333,333 shares at a price of $1.50 per share, agreed by our Board to be payable on or before August 5, 2010 (the 21 day extended period); and 1,684,211 shares at a price of $1.90 per share, agreed by our Board to be payable on or before September 21, 2010 (the 21 day extended period).  Under the Guaranty Agreement executed and delivered by Mr. Egbert on June 15, 2010, Mr. Egbert is the Guarantor of the obligations of Eagle View Investments, LLC under its Subscription Documents and the Eagle View Investments, LLC Promissory Note, without qualification.  Copies of these documents were filed as Exhibits to our initially filed 8-K Current Report dated May 14, 2010, and are incorporated herein by reference, and this summary of these documents is qualified in its entirety by such reference.  See Item 9.01.  Mr. Hoopes is one of our current shareholders, having previously invested approximately $1,195,000 through the purchase of shares of our common stock or that of our predecessor, Connected Lyfe, Inc., a Utah corporation and our wholly-owned subsidiary, which was acquired by merger on April 12, 2010.  He has paid $465,000 on the Michael Justin Hoopes Subscription Documents and the Michael Justin Hoopes Promissory Note; however, as of July 2, 2010, he was delinquent on the balance of $1,535,000 of the $2,000,000 due to us on July 1, 2010.  Based upon his prior investments in our company, management’s continued discussions with him and by virtue of a course of business conducted over the past two years between Mr. Hoopes and members of our management and other factors discussed below, we believe that we have a reasonable basis for believing that Mr. Hoopes has adequate resources to pay the balance of his subscription and will do so; however, final disbursement of committed and verified funds to us may be dependent upon administrative conditions of certain escrowed funds to Mr. Hoopes being completed based upon third party obligations, with subscribed shares to be issued to Mr. Hoopes upon actual disbursement of funds to us.  We have not been made privy to the particulars of this confidential escrow of Mr. Hoopes, though prior to June 16, 2010, we discussed its existence with the escrow agent and have confirmed that adequate funds to pay Mr. Hoopes’ subscription are being held in escrow for disbursement to him.  We reaffirmed the information about this escrow and these funds on or about June 30, 2010, through an attorney for the escrow agent and with the escrow agent, and we continue to discuss payment of this subscription with Mr. Hoopes.  We believe we will receive the balance of these subscribed funds from Mr. Hoopes in the very near future; regardless, no amount of due diligence on our part can assure that this subscription and promissory note will be paid when due or at all, and no assurance can be given that we will receive all of his subscribed funds if the terms of his escrow are not met, all of which is beyond our control.  This subscription and the related promissory note will not be reflected in our consolidated balance sheet as a subscription receivable, but will only be included in the notes to our consolidated financial statements as a contingent subscription, booked as payments are received.  The Eagle View Investments, LLC subscription and the related promissory note will be treated the same for accounting purposes.  See the referenced 8-K Current Report for further information on our funding requirements under the caption “Financial Information” and applicable risk factors under the heading “Risk Factors,” of Item 1 thereof.  The unavailability of these subscribed funds to us when due will have a material adverse effect on our current and planned business operations, and we will be required to seek other sources of debt or equity funding, which may not be available to us.  In this event, and to the extent possible, we will primarily limit these funding activities to persons who are our current shareholders, business associates or personal acquaintances, associates or personal acquaintances of our business associates and persons with prior knowledge of our planned business operations before we completed our acquisition by merger of Connected Lyfe, Inc. Without payment of these subscriptions in a reasonably timely manner or other currently available funds, we may have to substantially curtail our present business operations in the very near future.

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

Pursuant to an Agreement and Plan of Merger dated April 12, 2010 (respectively, the “Merger Agreement” and the “Merger”), by and among Hangman Acquisition, Inc., a newly formed wholly-owned subsidiary and a Utah Corporation (“Merger Sub”), and Connected Lyfe, Inc., a privately held Utah corporation whose business is providing media and communication service (“Connected Lyfe”), we acquired Connected Lyfe. Under the terms of the Merger Agreement, and upon satisfaction of the conditions set forth in the Merger Agreement, Merger Sub was merged with and into Connected Lyfe, which was the surviving corporation under the Merger, and which became our wholly-owned subsidiary, and we changed our name to “LYFE Communications, Inc.,” effective of May 13, 2010.  The Merger was closed and effective on April 12, 2010. For additional information on the Merger, see Note 9 of our financial statements in Part I hereof, and see our 8-K Current Report dated and filed with the Securities and Exchange Commission on April 12, 2010, along with our Definitive Information Statement respecting our name change that was also filed on that date.

On May 14, 2010, the Company entered into a Purchase Agreement with Ygnition Networks, Inc. Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to Ygnition back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company in exchange for $500,000 in cash, which was received by Ygnition on execution of the agreement, and 240,000 shares of the Company’s common stock.  As of August 23, all conditions related to the purchase have not been completed and not shares have been issued pending the completion of the remaining conditions.  See Item 6.

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

LYFE COMMUNICATIONS, INC.

Date:	August 23, 2010	By:	/s/Robert A. Bryson
Robert A. Bryson, President, Chairman of the Board and Director

Date:	August 23, 2010	By:	/s/Garrett R. Daw
Garrett R. Daw, Secretary and Director