Form 10-Q
period 2010-09-30
LYFE Communications, Inc.
filed 2010-11-22
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(801) 478-2452

 (Registrant’s telephone number, including area code)

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 22, 2010 – 62,913,171 shares of common stock.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2010

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

LYFE Communications, Inc.

 [A Development Stage Company]

Condensed Consolidated Balance Sheets

As of September 30, 2010

And December 31, 2009

	September 30, 2010	December 31, 2009
	[Unaudited]	[Audited]
Assets
Current assets:
Cash and cash equivalents	$ -	$ 266,757
Accounts receivable, net of allowances of $3,256 in 2010	43,803
Other receivable	7,150
Prepaid expenses	29,818	276,069
Total current assets	80,771	542,826

Property and equipment, net	332,671	97,870
Intangible assets, net	195,189	17,281
Other assets	837,258	7,309
Total assets	$ 1,445,889	$ 665,286

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 426,428	$ 29,147
Bank overdraft	6,833	-
Accrued liabilities	293,691	72,106
Payroll Taxes Payable	132,254	-
Notes Payable due to related parties	215,000	-
Interest Payable due to related party	5,309	-
Total current liabilities	1,079,515	101,253

Other long-term liabilities	3,195	240
Total liabilities	1,082,710	101,493

Commitments and contingencies

Shareholder's equity:
Common Stock, $0.001 par value; 200,000,000 shares authorized; 62,317,337 shares issued and outstanding	62,317	-
Paid in Capital/Members' contributions	9,447,476	1,305,000
Deficit accumulated during the development stage	(9,146,614)	(741,207)
Total Shareholders’ equity	363,179	563,793
Total liabilities and Shareholders’ equity	$ 1,445,889	$ 665,286

See accompanying notes to condensed financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and for the period from inception (September 14, 2009) through September 30, 2010 and 2009

(Unaudited)

	For the Three Months Ended 9/30/2010	For the Nine Months Ended 9/30/2010	Period from Inception (September 14, 2009) to 9/30/2009	Period from Inception (September 14, 2009) to 9/30/2010

Revenues	$ 84,962	$ 115,091	$ -	$ 115,091

Costs and Expenses:
Direct Costs	69,585	110,195	-	110,195
Sales and marketing	226,635	522,777	-	652,534
Customer Service and Operating Expenses	57,847	341,402	-	341,402
General and administrative	791,777	6,992,763	81,306	7,519,751
Research and development	108,493	484,643	-	565,223
Depreciation and amortization	34,543	68,718	-	72,600
Total operating expenses	1,288,880	8,520,498	81,306	9,261,705
Net loss	$ (1,203,918)	$ (8,405,407)	$ (81,306)	$ (9,146,614)

Income/(Loss) Per Share	$ (0.02)	$ (0.15)	$ (0.00)	$ (0.16)

Weighted Average Shares outstanding - Basic and Diluted	61,896,319	57,690,858	50,760,000	55,726,206

See accompanying notes to condensed financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and for the period from inception (September 14, 2009) through September 30, 2010 and 2009

(Unaudited)

	For the Nine Months Ended 9/30/2010	Period from Inception (September 14, 2009) to 9/30/2009	Period from Inception (September 14, 2009) to 9/30/2010
Cash flows from operating activities:
Net loss	$ (8,405,407)	$ (81,306)	$ (9,146,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	68,718	-	72,600
Services provided in exchange for Shareholders' equity	-	-	155,000
Share - Based Compensation Expense	5,160,838	-	5,160,838
Changes in assets and liabilities:
Accounts Receivable, net	(43,803)	-	(43,803)
Other receivable	(7,150)	-	(7,150)
Prepaid expenses	246,251	-	(29,818)
Other assets	(29,949)	(1,150)	(37,258)
Accounts payable	397,281	-	426,428
Taxes Payable	132,254	-	132,254
Bank overdraft	6,833	-	6,833
Accrued liabilities	226,894	-	299,000
Other long-term liabilities - Deferred Rent	2,955	-	3,195
Net cash used in operating activities	(2,244,285)	(82,456)	(3,008,495)
			-
Cash flows from investing activities:			-
Purchases of property and equipment	(296,406)	(2,548)	(397,670)
Payments for other intangible assets	(185,021)	-	(202,790)
Payments for other assets	(800,000)	-	(800,000)
Net cash used in investing activities	(1,281,427)	(2,548)	(1,400,460)
			-
Cash flows from financing activities:			-
Proceeds from Note Payable	240,000	-	240,000
Payments on Note Payable	(25,000)	-	(25,000)
Issuance of Common Stock	3,043,955	750,000	4,193,955
Net cash provided by financing activities	3,258,955	750,000	4,408,955

Net Increase/(decrease) in cash and cash equivalents	(266,757)	664,996	-
			-
Cash and cash equivalents at beginning of period	266,757	-	-
Cash and cash equivalents at end of period	$ -	$ 664,996	$ -

Supplemental cash flow information:
Cash Paid for
Interest	$ -	$ -	$ -
Income Taxes	-	-	-

See accompanying notes to financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

On April 12, 2010, LYFE Communications, Inc (formerly Hangman Productions, Inc.) (the “Company” or “LYFE”), and Connected Lyfe, Inc. (“Connected Lyfe”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, LYFE merged with and into Connected Lyfe with Connected Lyfe remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  Going forward, the Company will be a holding company parent of Connected Lyfe, and the Company’s business operations following the Merger will be those of Connected Lyfe. Further details of the Merger are provided in Note 8 in the footnotes to the condensed consolidated financial statements.

The Company’s business is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

The Company is in the development stage as planned principal operations have commenced, but there has been no significant revenue therefrom.  The primary activities to date have included conducting research and development, developing markets for its products, securing strategic alliances, recruiting personnel and obtaining financing and beginning operations and testing of services.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year.

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

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Taxes

At September 30, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of September 30, 2010.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured.  The Company derives its revenue primarily from the sale of Video, Data and Voice over Internet Protocol services and recognizes revenues in the period the related services are provided and the amount of revenue is determinable and collection is reasonably assured.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  We used a market approach for stock compensation issued to consultants on the merger discussed in Note 8.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Market approach analysis for pricing stock with infrequent trades and transactions require highly subjective assumptions, including restriction discount and blockage discounts.  Changes in these assumptions can materially affect the fair value estimate.

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

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through September 30, 2010 of ($9,146,614), and has had negative cash flows from operating activities during the period from inception through September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 12, 2010 LYFE completed a reverse merger with Connected Lyfe, Inc (Note 8) that provided access to additional capital markets for financing.  Subsequent to September 30, 2010, the Company received proceeds of $427,000 from the sale of common stock and proceeds of $65,000 from short term loans to fund continuing operations (Note 9).

Effective June 16, 2010, we accepted two sets of Subscription Documents dated June 8, 2010, providing for the sale of approximately 10,109,059 shares of our common stock comprised of “restricted securities” as defined in Rule 144 for an aggregate of $15,200,000.  A promissory note was signed that provided the purchase of 1,818,182 shares at a price of $1.10 per share, payable on or before July 1,2010.  As of the date of the report the Company has received approximately $1,626,000 of funds related to the offering. A promissory note was signed that provided the purchase of 3,333,333 shares at a price of $1.50 per share, payable on or before July 21, 2010 for which no funds have been received. A promissory note was signed that provided the purchase of 3,333,333 shares at a price of $1.50 per share, payable on or before August 5, 2010 for which no funds have been received, and 1,684,211 shares at a price of $1.90 per share payable on or before September 21, 2010 for which no funds have been received.  Given all funds have not been received, management believes that the subscriptions will not be completed.

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2010.

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

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options was estimated using the simplified method for each option under ASC 718-10-S99-1 with the expected term equal to the vesting period.  The Company was unable to rely on historical exercise data due to the early stage of the Company and no historical exercise data.  The simplified method was applied to all options for all periods presented. The expected volatility of the Company’s options was calculated using historical data of comparable companies in the Company’s industry. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

During the three months ended September 30, 2010, 698,500 options were issued to employees and 150,000 unvested options were forfeit.  A summary of the status of the Company’s outstanding stock options as of June 30, 2010 and changes during the period then ended is presented below:

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	-	$-
Granted	11,276,500	0.35
Expired/Cancelled	(1,500,000)	0.25
Exercised	-
Outstanding, September 30, 2010	9,776,500	0.31
Exercisable	-	$-

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2010
$0.25	9,020,000	2.60	-
0.75	58,000	3.41
1.10	698,500	3.75	-

	9,776,500		-

Option-based compensation expense totaled $214,109 for the nine months ended September 30,2010. The total fair value of options vested was $0 for the period ended September 30, 2010.  As of September 30, 2010, the Company had $1,232,191 in unrecognized compensation costs related to non-vested stock options granted under the Plan.

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	-	$-

Granted	11,276,500	0.14
Vested	-	-
Forfeited	(1,500,000)	0.10

Nonvested at September 30, 2010	9,776,500	$0.15

On April 12, 2010 5,262,478 shares of common stock were issued to consultants pursuant to consulting agreements that provided stock compensation on the completion of the merger.  The stock issued pursuant to those agreements had 12 month lock up provisions restricting the trading of the stock.  The value of those shares issued to consultants for services to complete a merger were calculated at $0.94 per share for a total of $4,946,729 of equity based compensation recognized on April 12, 2010.  The per share value calculated was determined through a market-based approach

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which determined a 5% restriction discount and a 10% blockage discount to the weighted average share price of $1.10 of private placement stock prices issued around April 12, 2010.

4. Composition of Certain Financial Statement Captions

Other Assets

In February 2010, the Company signed a letter of intent to enter into a services and asset acquisition agreement with a network operator.  The agreement provides for a payment of $350,000, of which $300,000 was paid to the operator as of September 30, 2010 and $50,000 was paid subsequent to September 30, 2010.  If the network operator does not fulfill remaining conditions of the agreement pertaining to the transfer of rights and licenses, which are subject to content provider approval, the asset may be determined to be impaired.  If the Company does not obtain the necessary financing to operate the system, the asset may be determined to be impaired.

On May 14, 2010, the Company entered into a Purchase Agreement with a telecom and cable services provider. Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company in exchange for $500,000 in cash, which was received by the telecom and cable services provider on execution of the agreement, and 240,000 shares of the Company’s common stock.  As of September 30, 2010 all conditions related to the purchase have not been completed. The remaining condition relating to the transfer of the assets are the ability of LYFE to operate and service the customer base in the specified properties.  If LYFE is unable to obtain the financing or operating structure to service the customers the asset may be determined to be impaired.  If the assets do not provide sufficient revenues to cover expenses associated with the properties, the asset may be determined to be impaired.  If the suppliers do not honor the contracts or provide the necessary services to the customers or network infrastructure, the asset may be determined to be impaired.

5. Operating Leases

The Company leases office space in Utah under an operating lease that expires in May 2013 and an office in Michigan that expires in March 2013. Rental expense under the operating leases is recognized on a straight-line basis based on total expected lease payments over the life of the lease, and was approximately $104,000 for the period from January 1, 2010 to September 30, 2010.  The Utah property owner is a relative of one of the officers of the Company.

Future minimum rental payments required under these non-cancelable operating lease consists of the following at September 30, 2010:

2010	$37,502
2011	154,025
2012	159,423
2013	40,006
$390,956

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Employment Agreements

The Company has employment agreements with certain of its executive officers providing for severance payments in the event of termination of their employment without cause.  If all of these employees were terminated the Company would be required to make payments totaling approximately $4.36 million.

7.  Equity

On January 1, 2010 Acclivity Media LLC was converted into a corporation under the laws of the state of Utah with 100,000,000 common shares authorized with a par value of one mill ($0.001).  After the merger (Note 8) the authorized shares were that of LYFE communications in the amount of 200,000,000 common shares authorized.  The member interest was converted into 50,760,000 common shares on January 1, 2010 when the LLC was converted to a corporation under the laws of the state of Utah.  All members of the LLC had their member interest converted to common shares equal to their member interest.

In 2009, the Company entered into a consulting agreement with Smith Consulting Services, Inc. (“SCS”) to provide business advisory services which including identifying opportunities to merge with a public company. Approximately $400,000 in cash was paid to SCS in exchange for these services.  On the merger with LYFE Communications (Note 8), SCS received common shares which combined with shares owned pre-merger equal to 9 ½ percent of the then issued and outstanding shares of the Company after the merger.

During the quarter ended September 30, 2010, the Company issued 880,011 shares and for the nine months ended September 30, 2010 the Company issued 11,557,337 shares.  The company received $3,218,955 for the nine months ending September 30, 2010 for the issuance of 3,314,859 shares issued for proceeds.  The Company issued 8,242,478 shares on the consummation of the merger on April 12, 2010.

8.  Merger

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

9.  Related Party Transactions

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with Robert Bryson, CEO and Chairman of the Board of LYFE.  The note has a 60 day maturity and 9% interest rate.  As of September 30, 2010 LYFE has accrued $5,309 interest on the note payable to Robert Bryson.  As of November 22, 2010 the note has not been repaid.

On July 1, 2010 LYFE entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.  SCS and affiliates are shareholders of greater than 10% of voting common stock.  The loan does not have an interest rate or due date.

On July 16, 2010 LYFE received $33,187 from Trivector, Inc, of which Greg Smith, COO, and Director is an owner for 27,656 shares.  On July 23, 2010 LYFE received $103,266 from Greg in exchange for 86,055 shares of stock.

10.  Subsequent Events

The Company has evaluated subsequent events and has concluded that no recognized subsequent events have occurred since the period ended September 30, 2010.  The Company does note the following non-recognized transactions that occurred subsequent to period end.

Subsequent to September 30, 2010 LYFE received $427,000 of funding in exchange for 355,833 common shares or 0.57% of outstanding shares.

On October 4, 2010 the Company entered into a $50,000 short-term note payable.  The note has a 60-day maturity with an 18% annual interest rate.

On October 6, 2010 LYFE paid the final $50,000 in cash for the acquisition of a TV operating system to a network provider that owned the system.  If the network operator does not fulfill remaining conditions of the agreement pertaining to the transfer of rights and licenses, which are subject to content provider approval, the asset may be determined to be impaired.  If the Company does not obtain the necessary financing to operate the system, the asset may be determined to be impaired.

On October 11, 2010 LYFE issued 240,000 shares to Ygnition Networks as consideration for the agreed purchase of (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets for specified properties, and (v) license to Ygnition back office system for use on

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

acquired subscribers and future subscribers. As of November 22, 2010 all conditions related to the purchase have not been completed. The remaining condition relating to the transfer of the assets are the ability of LYFE to operate and service the customer base in the specified properties.  If LYFE is unable to obtain the financing or operating structure to service the customers the asset may be determined to be impaired.  If the assets do not provide sufficient revenues to cover expenses associated with the properties, the asset may be determined to be impaired.  If the suppliers do not honor the contracts or provide the necessary services to the customers or network infrastructure, the asset may be determined to be impaired.

On October 22, 2010 the Company entered into a $15,000 short-term note payable.  The note has a 14-day maturity with an 18% annual interest rate.  As of November 22, 2010 the note has not been repaid.

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

Overview

Our business focus is on delivering the next generation of television, entertainment and communication.  We are developing, deploying and operating a platform of communications and entertainment services for delivery to consumers through multiple delivery mediums, such as smart phones, televisions, and portable electronic devices at any location with Internet connectivity.  As technology and consumer connectivity expands, we believe, the consumer is no longer satisfied with the traditional entertainment choices or the TV experience.  We believe, consumers want more choices and freedom and no longer want to be tethered to their TV alone for the viewing options.  We believe the consumer wants the mobility the Internet and new devices such as smart phones provide them.  We believe our technology helps bridge the gap between the past static television viewing to an interactive television experience as well as provide the mobility the consumer wants and expects.  By leveraging our proprietary IP (“Internet Protocol”) technologies, we can provide, we believe, an innovative and compelling media and communication services to consumers and businesses who increasingly want access to their television, Internet and voice services on their terms – from any device, at home, in the office, or on the go.

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

Our primary products are IPTV, Broadband Internet Access and VOIP Telephony.  The markets currently planned to be served are along the Wasatch front in Utah.  We are planning to expand our markets by building data connections to multi-dwelling units (“MDUs”) and are actively seeking partnerships with other last mile network providers.   The last mile network refers to the connections into the actual home, business or apartment.

IPTV:  Our planned television service will include local and basic cable network channels, a premium or extended channel package and individual add on channel packages.  The channel packages are typical of IPTV packages provided by other telecommunications companies and negotiated by industry intermediaries or directly with channel providers.  We will differentiate ourselves from traditional cable and satellite, we believe, through our next generation technology development which uses the functionality of our set top boxes and software to provide the consumer more of an interactive feel and mesh the Internet and TV.  In addition to the meshing of the Internet and TV technology development, the mobility of our developing product offerings helps differentiate us from the traditional cable and satellite operators.  Given the size and resources of the traditional satellite and cable operators, the ability to differentiate our products is very important.  If we cannot differentiate our product offering, it will be difficult for us to maintain costumers in the long-term.

Broadband Internet Access:  The Internet product will come in varying speeds depending on the location of the customer and the type of network connecting that particular customer to our backbone network.  Current operational subscribers will be connected via fiber or other broadband connection, and have a choice of regular broadband or higher speed broadband access.

VOIP Telephone:  The telephone product will provide a dial tone in the home or business from which the customer can place local or long distance calls.  Rates will vary based on the call destination and type of service provided.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 8-K, filed on April 12, 2010, for the year ended December 31, 2009.

Nevertheless, the Company’s financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company has not established any significant source of revenue to sustain operations, has had negative cash flows from operations and has not received sufficient capital to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment).  This statement requires us to record any expense associated with the fair value of stock-based compensation.  We used the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Revenue Recognition

The Company derives its revenue primarily from the sale of Video, Data and Voice over Internet Protocol services and recognizes revenues in the period the related services are provided and the amount of revenue is determinable and collection is reasonably assured.

Results of Operations

LYFE Comminications is in the development phase as our planned principal operations have commenced but there has not been significant revenue therefrom.  Since the Company didn’t have operations in the prior year, we made comparisons to the prior period.

Revenue - During the quarterly period ended September 30, 2010, we received $84,962 in revenues.  The revenue increased approximately $55,000 over the three months ended June 30, 2010.  Sales over our provider network commenced in April 2010.  The increase in revenues were due to a larger subscriber base, and the expiration of discounts and incentives on current customers.  We were not operating in the quarter ended September 30, 2009.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  Direct costs increased due to an increase in subscriber base, but decreased as a percentage of revenue over the quarter ended June 30, 2010 as a result of the expiration of discounts and incentives in that customer base.

Sales and Marketing – Sales and marketing costs are comprised of sales commissions and salaries, marketing relationships and materials. Sales costs in total increased as a result of higher average headcount of in-house sales, and an increase in customer sales by outside sales.

Customer Service and Operating Expenses – Customer Service and Operating costs are comprised of the Company’s call center, technical support, project management and general operations. Customer service and operating costs in total increased as a result of higher average headcount of in-house sales, and an increase in customer sales buy outside sales.  The total costs decreased for the three months ended September 30, 2010 from the three months ended June 30, 2010 as a result of disconnection and cancellation, the Company did not incur the costs associated with those connections in the period ended September 30, 2010.

General and Administrative – General and Administrative costs decreased $4,949,597 for the three months ended September 30, 2010 from the three months ended June 30, 2010 due to a $4.9 million charge for the value of stock issued on the merger of LYFE Communications and Connected Lyfe.  The stock was recorded at fair value of $0.94 per share and 5,262,478 shares were issued.

Research and Development – Research and development costs are comprised of the costs to develop our next generation media and communications network.  The costs decreased approximately $52,000 for the three months ended September 30, 2010 from the three months ended June 30, 2010 due to the capitalization of internally developed software costs which were capitalized in accordance with ASC 350-40-05.

Net Loss -  We had a net loss for the three and nine months ended September 30, 2010, of 1,203,918 and $8,405,407, respectively.  Part of the year to date loss was the result of $4.9 million in non-cash expenses related to shares issued to consultants related to our merger with Connected Lyfe. We believe ongoing general and administrative expenses will be reduced without these non-cash items.  As we expand our operations, revenues should start to increase.  Since our formation in August 2009, our focus has been on developing our business model and technology and in the last three months starting customer acquisition.  Lyfe continues to deliver an all IP “triple play” HD Television, Digital Voice, and Ultra High Speed Internet access across the Wasatch Front of Utah.

Next Generation Service Innovation

Lyfe’s R&D teams continue to build, test, and pilot the full foundation of our all IP next generation “TV Anywhere” technologies and systems, with commercial deployment slated for end of Q2 2011. We continue to operate and extend our current generation all IP services to an expanding base of subscribers and networks which will be readily migrated onto the next generation platform and services.

Total Addressable Market

Lyfe anticipates expansion into Texas, Arizona, Washington, and California. These markets beyond the Wasatch Front in Utah represent hundreds of new high density communities across which Lyfe can deliver services into over 1,500,000 residential units. In addition to these reachable communities Lyfe is also developing flexible partnership operating models with existing TV and Network Operators seeking to replace legacy TV providers like Cable and Satellite offerings with more advanced and competitive than the analog/digital services available today.

Liquidity

The Company currently has a large balance of aged payables to vendors and suppliers and is unable to make payments on liabilities and obligations.  The Company relies on funding from investors to supply the funding to pay for expenses and operations as the revenue supplied by collections from customers is insufficient to cover the costs of operations and will require additional investor funding to pay current and future obligations.  The receipt of additional funding from investors will create additional shareholder dilution.

Subsequent to September 30,2010 the Company made final payments on assets acquired from operators, the Company was unable to service or operate acquired assets due to insufficient funding.  If the Company is unable to obtain sufficient current and future funding, the acquired assets may be impaired.  The Company relies on continued investor funding and is aggressively pursuing investment capital which will dilute current shareholder ownership.

As of September 30, 2010, we had a working capital deficit of $998,744 with current assets of $80,771 and current liabilities of $1,079,515.  This compares to a working capital surplus of $441,573 on December 31, 2009.  The reduction in our working capital is a result of the initial costs to acquire and support subscribers on provider networks, without receipt of committed investor funds.  The large deficit raises substantial doubt regarding our ability to continue as a going concern.  Our ability to fund operations with subscriber revenue and develop our next generation network will require large amounts of initial capital.

We have received $492,000 of equity and short term loans to fund operations since the end of the period.  Currently management is seeking additional investors in addition to the currently committed funding to the Company.  If we do not receive the above installments of capital, we will have to continue to look to additional sources of equity or debt capital.  At this time we do not believe bank financing is available.  Depending on our ability to raise capital, we may have to adjust our overall business model to reflect our current available resources.

We have accrued $132,254 in payroll, withholding, sales taxes, penalties and fees due and payable to various state and federal taxing entities.  Unless additional financing is received, the Company does not have sufficient resources, and does not receive sufficient resources from operations to satisfy the tax obligations which may cause the taxing entities to take action.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2010.

Management is currently seeking sources of equity and debt financing from current and potential investors.  Additionally, the Company has halted the purchase of video customer premise equipment and sales of video services to conserve costs.  Additionally, the Company has cut expenses and reduced headcount to reduce expenses.  Currently the Company is in negotiations with suppliers to reduce operation costs for providing services to customers.  Management believes that if further funding is not received more cuts in headcount and customer services will be made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief financial and executive officers evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief financial and chief executive officers concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief financial and executive officers have concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

In addition to the risk factors in prior filings we have identified the following risk factors:

The Company currently has a large balance of aged payables to vendors and suppliers and is unable to make payments on liabilities and obligations.  The Company relies on investors to supply the funding to pay for expenses and operations as the revenue supplied by collections from customers is insufficient to cover the costs of operations and will require additional investor funding to pay current and future obligations.  The receipt of additional funding from investors will create additional shareholder dilution.

The Company is unable to service or operate acquired assets due to insufficient funding.  If the Company is unable to obtain sufficient current and future funding, the acquired assets may be impaired.  The Company relies on continued investor funding and is aggressively pursuing investment capital which will dilute current shareholder ownership.

The Company has employment agreements with certain of its executive officers providing for severance payments in the event of termination of their employment without cause.  If all of these employees were terminated the Company would be required to make payments totaling approximately $4.36 million.

We have accrued $132,254 in payroll, withholding, sales taxes, penalties and fees due and payable to various state and federal taxing entities.  Unless additional financing is received, the Company does not have sufficient resources, and does not receive sufficient resources from operations to satisfy the tax obligations which may cause the taxing entities to take action.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2010.

We have purchased certain assets which may be impaired if the Company is unable to secure financing to operate and service the customer base associated with the assets.  The assets may be impaired if the assets are unable to provide positive income or strategic benefits to the Company.  Certain properties that do not provide positive income and strategic benefit for the Company will be discontinued or abandoned.

We have purchased a certain TV operating system with the implied warranty by the seller that the programming and operating rights may be transferred to LYFE Communications.  The asset may be impaired if the programmers or licenses are unable to be transferred.  The purchase may not be recoverable from the seller in the event of default on the successful transfer of programming licenses by the seller.

For the reasons outlined herein it may be difficult to continue operating or commence servicing existing assets.  Without more investment or debt financing we may be unable to make payroll, pay liabilities, pay expenses, or continue development and operations and would have to discontinue operations.  An investment in our common stock involves a high degree of risk, and should not be made by anyone who cannot afford to lose their entire investment.  You should consider carefully the risks set forth in this section, together with the other information contained in this report, before making a decision to invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has received $427,000 in sales of unregistered equity securities and debt subsequent to September 30, 2010 and has used the proceeds for payment of salaries and wages of employees, and other general operating expenses.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On May 14, 2010, the Company entered into a Purchase Agreement with Ygnition Networks, Inc. Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to Ygnition back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company in exchange for $500,000 in cash, which was received by Ygnition on execution of the agreement, and 240,000 shares of the Company’s common stock.  As of November 22, all conditions related to the purchase have not been completed and not shares have been issued pending the completion of the remaining conditions.  See Item 6.

On October 1, 2010 the Company entered into an employment agreement with Steve Russo for the position of Chief Financial Officer of the Company.

Stephen L. Russo

Chief Financial Officer

Connected Lyfe’s chief financial officer Stephen Russo has more than 21 years of executive management experience in finance and operations. He has served in a variety of senior management roles for several high-tech companies and has a track record of taking companies with little or no revenues and building them into competitive organizations with strong financial results. He is an expert in financial system design and implementation and has extensive experience working with SEC disclosure and compliance.  During his career he has negotiated and guided the sale and purchase of several companies and business units.

Prior to Connected Lyfe Inc., Russo and a partner started a wireless IP company that took advantage of unutilized network capacity existing on networks in California and Florida.  The company was Velowave, and in just over one year, they grew the company and sold the customer base to a network provider in Florida.

Prior to Velowave, Russo served as chief financial officer for MSTAR the largest service provider on the UTOPIA all fiber network.  After 15 months with the company new investors took over and Russo was promoted to CEO.  Prior to joining MSTAR, Russo served as the chief financial officer for Sweet Living – a network marketing company.  Before Sweet Living, Russo served as the vice president of operations and CFO for Arkona, a supplier of integrated business management solutions targeted at the automotive dealership industry.

From 1992 to 1999, Russo served as vice president of operations and CFO of Vinca Corporation.  In 1999 Vinca Corporation was sold to Legato Corporation for just under $100 million.  Russo was co-founder of Merasoft Corporation and served as the president.  In just two years Merasoft developed its agent software and took it to market and then was sold to a home automation company.  After becoming a CPA, Russo worked as the controller for Sage Analytics International a consulting firm that used a proprietary technology to identify organizational and strategic problems within large companies and organizations.

Russo earned a bachelor's degree in accounting from Brigham Young University.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

10.1	Employment Agreement
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

LYFE COMMUNICATIONS, INC.

Date:	November 22, 2010	By:	/s/Robert A. Bryson
Robert A. Bryson, President, Chairman of the Board and Director

Date:	November 22, 2010	By:	/s/Stephen L. Russo
Stephen L. Russo, Chief Financial Officer