Form 10-K
period 2010-12-31
LYFE Communications, Inc.
filed 2011-04-15
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50892

LYFE COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

912 West Baxter Drive, Suite 200 South Jordan, Utah	84095
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:    (801) 478-2452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Not applicable.

Yes [  ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]    No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2011 was 62,585,337 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

LYFE COMMUNICATIONS INC.

FOR THE YEAR ENDED

DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;

•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Lyfe”, “Lyfe Communications”, “Connected Lyfe”, “the Company”, and similar terms refer to, Inc.

PART I

ITEM 1.  BUSINESS

General Business Development

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

Recent Change in Management

Subsequent to December 31, 2010, on March 31, 2011, Mr. Greg Smithmoved from the position of the Company’s Chief Operating to the position of Chief Executive Officer.  At the same time Mr. Robert Bryson moved from the position of the Chief Executive Officer to serve as the Company’s, Executive Vice President Of Business Development.

Business of LYFECommunications

LYFE Communications, Inc. is developing a technology base for next generation entertainment and communications. Through the wholly owned subsidiary Connected Lyfe, Inc., its primary customer acquisition, operations and services division, LYFE Communications is truly integrating television, ultra high-speed Internet and enhanced voice services for delivery over the Internet using IP (Internet Protocol).

The Company’s technology innovations take traditional digital television delivery and convert it to an adaptive IP-based service. The result is dramatically lower cost of operation, new interactive capabilities and delivery to any device, in any location, at any time.

Today, LYFE Communications provides high-speed data and voice services to consumers in six cities and will deploy next generation television services, with voice and data access, into each of these markets, offering the most innovative and compelling media and communications services to residential customers. Beyond these markets, LYFECommunications will deploy its innovative platform through acquisitions, partnerships, and technology licensing to major existing service providers.

Our technologies are the foundation for many exciting, customer-valued IP services for a rapidly growing market segment that lives “always on and connected,” accessing all the people, information and entertainment in their lives, on their terms – any time, any place, on any device.

The Emergence of Lifestyle Media

Consumers are increasingly calling the shots in a converged media world. They use portable music  devices to make their own music playlists. Personal video recorders allow them to customize television line-ups. Satellite radios pump commercial-free music into their cars. These consumers pull stock-market updates, text messages, wallpaper, ringtones, and video into their mobile phones. They come together in online communities, generate their own content, mix it, and share it on a growing number of social networks. No longer a captive, mass media audience, today’s media consumer is unique, demanding, and engaged.

Broadband or high-speed Internet access and the Internet Protocol (IP) are the technology enablers that have made this new breed of consumer possible. Broadband and IP will be the foundation through which consumers organize their productive, leisure, and social time. The rules are radically changing for all value chain participants now that video content is no longer bound to a specific access network or device.

A new approach that helps consumers maximize their limited time and attention to create a rich, personalized, and social media environment is needed. PricewaterhouseCoopers calls this approach Life-style Media; it is the combination of a personalized media experience with a social context for participation. It bridges the world of unlimited professional and user-created video content with the world of limited consumer time and attention. It explicitly recognizes that consumers increasingly access a two-way communication infrastructure.

To realize this vision of Lifestyle Media, two fundamental components are needed: new content distribution models that put consumers in control and more accurate and scalable data about what they are watching, doing, and creating. The combination of these two crucial elements will create a media marketplace, a platform that connects media providers and media seekers through an organizational and technical infrastructure. It will enable Lifestyle Media to flourish by allowing content owners, advertisers, and consumers to discover, select, configure, distribute, and exchange professionally produced and user-generated video content.

Overview of the Industry and Direction/Challenges

Media businesses have seen the rise and fall of new revenue models and new media empires on a pace and scale uncommon in other industries.  The business changes with each new advancement in telecommunications capability and adoption.  As with previous evolutions driven by cable network distribution, digitization or satellite transmission power, the next set of changes are foreseeable and actionable. Today, improvements in physical network infrastructure, technological innovation, and content rights have, for the first time, all progressed to the levels necessary for the next generation in consumer tele-visual experience.

Television and the Internet

Physical network infrastructure development has been the most obvious and forceful influence on the media business in the last 35 years.  The deployment of cable networks changed the television business, creating an entirely new scale of television programming and adding subscription revenue sources.  This closed network generation of network development had a powerful affect on the television industry.  Pundits have forecasted for over a decade that today’s generation of open network build out will have an even greater affect on the media industries.  While that affect has been seen in the music industry, it is only now possible to see and capitalize on how these forces will impact television and other video industries.  As evidenced by nascent IPTV deployments at major Telcos and minor ones, the fiber networks of today’s Internet are finally large enough to carry television signals with equivalent or better quality than traditional cable infrastructure. With quality issues overcome, the door is open to the interactivity and new content types that define a next generation television services.

Challenges:  Traditional Web/Internet Video and Television

Routers and fiber aren’t the only technologies needed to make video signals survive in an Internet world. The second, and less known issue is the shared nature of the open network.  Simply because a DSL connection is in place does not mean that a connection will continuously deliver ESPN in HD, even if that connection is fast enough.   The Internet is a shared resources.  Email, web browsing, file sharing, and a host of other applications are all competing for the same bandwidth over the same data lines.  To solve this problem, traditional IPTV systems carefully control network resources, which is expensive and problematic. Under this model, the distribution of IPTV services is limited to geographies with the right population density, higher ARPU (Average Revenue Per User) potential, and more easily shared network costs.  In the past few years, advancements in application control have demonstrated that it’s possible to provide quality of service without expensive network controls.  These advances have created significant opportunities to distribute next generation television services much more broadly.

The Cornerstone of the LYFE Communication’s Television Opportunity

The ability to watch last night’s episode from any channel is such an obvious and direct user desire; but it has eluded service providers for years.  While copyright law leaves open a viewer’s right to record anything, it specifically precludes the service provider from recording and redistributing without an additional negotiated right.  These are challenging legal problems.  The programming available on television comes from a host of sources, each with its own contracts and cleared rights.  Foreseeing the power of an open Internet to affect their businesses, content owners have taken huge strides to normalize rights and publish some shows on sites like Hulu, Fox.com, and ABC.com.  They have also signaled that much more content can be made available, if the underlying diversity of cleared rights can be managed and honored, and if the advertisements carried within the content can be managed, counted, and replaced as necessary. For industry outsiders, its not always obvious that its not just inefficient to air a commercial for a weekend store sale the following week, it may breach contractual rights as the rights to air that ad may have expired.  These are the critical issues that make the media industry tick.  With control of VoD or network DVRs, television networks can relinquish the rights they have and work to inform us of the rights they do not have.  This opening of rights has not been available before now, and it opens the door for video browsing and episode search necessary to provide next generation television services.

By integrating a new type of consumer interaction, quality of service for individual media streams over the Internet, meta data driven media operations, and multiple communications services with traditional media, LYFE is building the platform for the next generation of communications and entertainment services.  The sharable experience, special interest content, and integrated communications with media create a unique service with natural revenue extensions and partner marketing power.

Sustainable Competitive Advantages Business Plan

Next generation television services are now possible because of the evolution of network, technology and content rights.  In past 5 years, there has been tremendous hype over the bundling of services: the Voice, Data, and TV triple play.  Unfortunately, a triple play is not a next generation of anything.  It is a billing advancement only.  We have seen the cable operators learn to provide the same voice services that the telcos had provided and we have seen the telcos learn to provide the exact same television service that the cable operators had provided.  And we’ve had billing innovation: we get all three services for one price. That’s good, but now its time to advance the services themselves.  Interactive, shared user experiences with hobbies and interests specific to the viewers are now possible.  Some simple examples of next generation capabilities:

•

Shared viewing is when you take an aerobics class with your best friend without leaving your house.  Shared is when you catch the bowl games with your college buddies in Allentown.  Shared is when your kids play a marathon game of video RISK against their cousins in Albuquerque.

•

Media operations today are appliance based, massively inefficient, and rigidly inflexible.  This makes the cost of assembly and distribution high, limiting the types of content that can be profitable.  Meta data based operations running on general purpose hardware can replace the traditional methods with orders of magnitude cost savings and liberating new flexibility to create new media types.

•

Television EPG navigation is linear, list based, and robotic.  Hypertext Markup Language, the language of the Web, is used everyday to create nonlinear, intuitive, hyper link navigation that can be used to integrate Triple play Voice and Web services into a coherent user experience.  You could see your contacts on your computer or TV, click dial, and pick your home handset or talk through your TV with or without video conferencing.

Cable and Satellite - Internet Television - High Performance IP Networks and LYFE Communications

The history of television has always been driven by infrastructure. Service providers are the ones that make the decisions on who the television reaches. This puts a limit on what type of television different users get. In the mid 1970’s we started to see a change in television with the introduction of cable and satellite distribution. This created more channels for the viewers other than the three major networks, ABC, NBC and CBS.  Open networks increase that content supply infinitely.  LYFE Communications will be able to reach those users and also be able to provide service to areas that are currently under-served by television service providers. Community fiber networks are able to reach hundreds of thousands of homes in various states.  Taxpayers have paid for this fiber and yet are still limited to basic television.

In addition, over 32.5% of Americans currently live in apartment complexes.  They do not have full access to television services. Because of the structure of the building, new network development can be capital intensive. This leaves the housing co-operatives free to decide whether they prefer that residents be linked to a signal provider individually or whether they want to own and operate their local cable TV network in common.  Private Cable Operators (PCOs) must now upgrade their systems, which many of them do not want to do or can’t due to the associated costs.  Many are now looking for 3rd party distributors to provide the services that the MPEG 2 cable TV did not provide.

There are many vertical markets in which LYFE Communications would be a better solution to get more television services.  The university market is hard to reach because the hardware that is needed is expensive and users only want to pay for a nine-month period.  The LYFE Communications service can be run on a PC or a laptop, which college students have. Our services also benefit those in the military.  The military currently has many fragmented deals with private sector operators to provide multi channel television but once again since LYFE Communications can be run on a PC or a laptop, those in the military would be able to have access to television shows that they did not previously have.

LYFE Communication’s open network distribution offers a greater reach to areas that have been under-served by television services delivering quality video to more consumers.  The opportunity:

  Extended TV services to PC's and mobile devices
  Digital TV to currently underserved areas
  Integrated Voice, TV, and Data for interactivity

Target Customers

Connected Families of All Types

LYFE Communications is reaching the large wave of consumers whose lives and whose family’s lives are fundamentally shaped by the reality that at school, work, and especially at home, they are always "connected."  As the web has delivered empowering new social and rich searchable experiences, rigid digital TV service offerings have provided very limited control, personalization, or flexibility. We believe families of all demographic profiles, in all phases of their lives and lifestyles are ready and even expect access to all the Television channels from any device, from any network, at any time.  Consumers do not want to have separate boxes with separate services.  They want to view, share, and interact with the movies, shows, and events they love.

Students

Teenage through college youth have both the appetite and readiness to view more television when it is accessible from the devices that are mainstays in their lives, such as: iPod's, Smartphones, Mac's and PC's, and even a television. They want to "tweet," “text,” or "Facebook."  If they can ichat and share a website with a friend, why can't they watch a favorite Primetime episode with friends wherever they are? Live linear channels of TV networks that are always on will continue into the next decade, but the new expectation of a channel and its brand of programming will expand "Everywhere" lead by services like LYFE Communications.

Uniquely Truly Viewer Driven

Every participant in the Television industry claims to focus on consumers needs, but the reality of the traditional TV industry is that consumer desires are subjugated to the battles between Programmers and Operators. For weeks and months at a time consumers lose access to favorite programming due to the high stakes negotiations between Cable Networks and Satellite or cable Systems. After years of providing convenient web access to extensive TV shows online, Cable leaders now tout new closed services but provide only a fraction of the programming.

The traditional IPTV and cable infrastructure is rigid.  Without innovation, the only battle to be had, which can affect profitability, is over rights.  Customers are an afterthought.  LYFE Communication’s meta-data driven operations changes the battle.  Meta–data is information about media and by working with the information instead of the media directly, the system has the flexibility to provide new services with new revenues and innovative customer interface tools.

LYFE Communications has no dependency on expensive legacy digital transmission systems and set top devices.  We have developed the technology to provide TV truly on the terms of consumers to affordable devices and also harness the devices consumers already have.

Technology Transforming TV Delivery and Consumption

When networks were first developed, the simplest solutions were typically brought to market.  Similar to the development of rail road networks being the simple and efficient transportation network before a national highway system became viable, Circuit Switched networks were a simple and efficient way to solve original data networking problems.  Telephone networks were one of the first circuit switched networks.  To make a phone call, operators would patch network segments together to ultimately create a circuit between the originating caller and the callee.

This eventually became an automated process utilizing transistors to create the temporary circuit between the callers, but the fact remained that a single, physical, unbroken pathway of metal was established between the individual parties that wanted to make the call.  Television networks have similar origins, and still operate this way.  When watching a live event on cable, you have an uninterrupted connection between the output of the camera and the back of your TV.  Packet based networks eliminate this one-one mapping, splitting the data into small routable packets and allow network routers to determine the best path take to deliver the data packets.  This packet-based infrastructure is what makes the Internet so flexible and adaptable. It is a general purpose, open network.

Packet switched networks offer remarkable financial advantages, but come with substantial technology hurdles, which have made television distribution impossible until now.  LYFE Communications is developing a multi-faceted approach to dealing with the issues that present themselves in packet switched networks. The solution is to regulate the data flow at key points in the network itself.  Our services can make informed decisions as to how best to get the data to the user.  By using several techniques we can ensure that we are getting the maximum amount of data through to the user   while correcting minor transmission issues.

Lowest Operating Cost in Subscription Television

The television content stream has been delivered to your television in almost the same way for the past 60 years.  The picture has improved and there are more channels to select, but the process behind the scenes has not evolved.  Content is sourced from national, international or local sources.  National media control rooms mix the content frame by frame for a steady stream of viewing images.  They mix together network ads and national commercials along with a single show and send the channel to the next step.  This next step can be a regional or local affiliate who then has to sell local commercials, tear the images apart and add in the local content.  They insert local commercials and local tags, further “handling” the content.  This manual process is done frame by frame around the clock to create the traditional television product we have known for years.

Fast-forward to the LYFE Communications way:  Our software renders television in a new way.  It selects your custom content on the fly from many different streams.  It can source your viewing experience real time frame by frame from thousands of different locations and creators.  Your television, PC or wireless device will change the way you watch television.

Competition and Industry Movement

The video / television industry is currently under pressure from Internet technologies to make significant change to how they do business.  These technologies exert pressure by enabling the average viewer to watch high-definition programs streamed via the Internet from anywhere to their laptop or portable device or to their home in the family living room.  The resistance from the incumbents to keep things as they are restricts competition.  One thing that we have learned from Internet technologies is that the benefits to the consumer will ultimately drive change and in this case increase the ability of companies to compete.

Distribution Strategy / Utah’s Wasatch Front Multiple Market Validation

LYFE Communications expects to have over 10,000 current subscribers using the system by the end of 2011.  There are currently 45,000 homes connected to UTOPIA, the Company’s first network, 150,000 Qwest high-speed DSL connected homes, and 32,500 MDU residences across the Wasatch Front of Utah, on net to the LYFE Communications IP triple service network. This translates to about a 5.2% conversion rate across only one major metro market area.

This target audience is an ideal group to deploy a first generation service, establish market penetration, and defend critical business objectives such as the Company’s pricing model and customer retention rates.

LYFE Communications Distribution and Marketing Plan

Traditionally, TV, phone, and Internet service providers have relied on mass marketing and advertising campaigns to reach out and acquire customers.  This has typically been accomplished using a mix of media such as TV, radio, and print.  Although these are effective ways to create buzz, and inform consumers about your company, this type of marketing makes it very difficult to exactly reach our target customer, and, measure the sales team’s effectiveness.  Also, it is not cost effective, especially for a relatively young company.  For these reasons and many others, LYFE Communications uses a more direct and personal method to reach and acquire our customers.  Our direct sales force contacts customers in specific neighborhoods directly about using our service.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We are implementing standard web technologies for interactivity and integrating video sources across our network and into the consumer televisions, personal computers and other authenticated devices.  Our approach demands a meta-data driven operation to reduce back end costs and expands the possible services and features on the network.

We are developing several proprietary technologies and associated patent applications.  These applications will address the distribution of common video across some types of legacy IP networks, specific methods for the integrated use of meta data in operations to reduce costs and extend functionality, the development of multi-tiered control systems to manage heterogeneous IP networks, and methods for video frame storage that reduce cost, increase reliability, and reduce latency.  We have not filed any applications but are hoping to file in the near term.  Where required, we will obtain franchise cable rights.  At this time, we are a franchise cable provider through the UTOPIA network.

Need for any Government Approval of our Principal Products or Services.

Except as set forth herein, we know of no required governmental or regulatory approval of our principal products or services in our current markets.  As we expand our service area, we will be subject to various governmental regulations on the federal, state and local levels related to cable television and phone services.

Effect of Existing or Probable Governmental Regulations on our Business

Federal, state and local governments extensively regulate the cable industry and the telephone services industry and are beginning to regulate certain aspects of the Internet services industry. There are numerous proceedings pending before the Federal Communications Commission (the “FCC”), state PUCs and state and federal courts that may materially affect the way we do business. For example, Congress, the FCC and some states are considering various regulations and legislation pertaining to “network neutrality,” digital carriage obligations, digital set top box requirements, program access rights, digital telephone services and changes to the pricing at which we interconnect exchange traffic with other telephone companies, any of which may materially affect our business operations and costs. With respect to VoIP services, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers, including a proposed requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. Also, the FCC continues to evaluate alternative methods for assessing USF charges. We cannot predict what actions the FCC or state regulators may take in the future, nor can we determine the potential financial impact of those possible actions.

We also expect that new legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable operators, telecommunications companies and other entities under federal, state, and local laws, possibly in ways that we have not foreseen. Congress and state legislatures consider new legislative requirements potentially affecting our businesses virtually every year and new proceedings before the FCC, state PUCs and state and federal courts are initiated on a regular basis that may also have an impact on the way that we do business.

Actions by local authorities may also affect our business. Local franchise authorities grant franchises or other agreements that permit us to operate our cable and OVS systems, and we have to renew or renegotiate these agreements from time to time. Local franchise authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as where local telephone companies that enter our markets to provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and enable statewide franchising for new entrants. While reduced franchising limitations could also benefit us if we were to expand our systems, the chief beneficiaries of these rules are the larger, well-funded traditional companies such as cable players Dish, DirecTV, Comcast, Time Warner and others, like Telco’s such as AT&T and Verizon.

Federal Regulation

In February 1996, Congress passed the Telecommunications Act of 1996, which substantially amended the Federal Communications Act of 1934, as amended (the “Communications Act”). This legislation has altered and will continue to alter federal, state and local laws and regulations affecting the communications industry, including certain of these services that we will provide. On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits direct broadcast Satellite (“DBS”) operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator’s system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier’s compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. SHVIA was essentially extended and re-enacted by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) signed in December of 2004.

On October 31, 2007, the FCC banned the use of exclusivity clauses by franchised cable companies for the provision of video services to MDU properties. The FCC noted that 30% of Americans live in MDU properties and that competition has been stymied due to these exclusivity clauses. The FCC maintains that prohibiting exclusivity will increase choice and competition for consumers residing in MDUs. Currently this order only applies to cable companies subject to Section 628 of the Communications Act, which does not include DBS and private cable operators (“PCOs”) that do not cross public rights-of-way, such as the Company. Although exempt from this order, the FCC did reserve judgment on exclusivity clauses used by DBS companies and PCOs until further discussion and comment can be taken and evaluated.  If the order covers us, it will result in more competition.

We will have to comply with all regulations and have to budget such costs into our service offerings.  Although this will increase our costs, we believe we can make up such costs in other areas of our operations.  However, we will be at a disadvantage in complying with regulations given our relative size compared to our competitors.

State and Local Cable System Regulation

Where necessary, we will obtain the necessary franchise requirements for providing television services.  Through our agreements with UTOPIA, we are a franchise cable provider on its networks.  Additionally, we may be required to comply with state and local property tax, environmental laws and local zoning laws, we do not anticipate that compliance with these laws will have any material adverse impact on our business.

State Mandatory Access Laws

A number of states have enacted mandatory access laws that generally require, in exchange for just compensation, the owners of rental apartments (and, in some instances, the owners of condominiums) to allow the local franchise cable television operator to have access to the property to install its equipment and provide cable service to residents of the MDU. Such state mandatory access laws effectively eliminate the ability of the property owner to enter into an exclusive right of entry with a provider of cable or other broadcast services. In addition, some states have anti-compensation statutes forbidding an owner of an MDU from accepting compensation from whomever the owner permits to provide cable or other broadcast services to the property. These statutes have been and are being challenged on constitutional grounds in various states. These state access laws may provide both benefits and detriments to our business plan should we expand significantly in any of these states. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners’ ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

Regulation of High-Speed Internet

Information or Internet service providers (“ISPs”), including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, such change may affect demand for Internet related services. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on our business.

Employees

As of the date of this Current Report, we have 18 full-time and/or part-time employees and/or contractors working for the Company.  None of them are represented by a labor union or subject to a collective bargaining agreement.  We consider our relations with our staff members and contractors to be good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk, and should not be made by anyone who cannot afford to lose their entire investment.  You should consider carefully the risks set forth in this section, together with the other information contained in this prospectus, before making a decision to invest in our common stock.  Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment if any of the following risks were to occur.

Risks Related to Our Business

We are a start-up company with limited operating history, limited revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

LYFE Communications commenced limited operations in April of2010, therefore, we have limited operating history on which to make an investment decision. Accordingly, LYFE Communications has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through March 31, 2011, LYFE Communication’s business has not shown a profit in operations and has generated modest revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

Our current and planned operations contemplate funding with milestones totaling at least $24,500,000 in 2011.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations. At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

Our auditor’s “Going Concern” qualification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss on investment by our shareholders.

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the LYFE Communications Inc’s December 31, 2010 financial statements and Note 3 in theLYFECommunications Inc’s December 31, 2010 financial statements, we have limited revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our internal systems and operations are untested and may not be adequate and could adversely affect our ability to continue our planned business.

Our internal systems and operations are new and unproven at scale.  Subscriber growth could place unanticipated strain on our systems used to efficiently manage and operate our planned services.  This could have a material adverse effect upon our business, results of operations and financial condition and could force us to halt our planned operations or continued expansion of those planned operations, causing us to lose any opportunity to gain significant anticipated market share in our industry. Our ability to compete effectively as a provider of IPTV, Broadband Internet Access and VOIP services and to manage future growth will require us to continue to improve our operational systems, our organization and our financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel and we may not be able to effectively continue our planned operations, which may materially and adversely affect our business, results of operations and financial condition.

Our inability to attract and maintain key personnel required to implement our business strategy could adversely affect our ability to continue our current and planned business resulting in slower growth.

We are trying to grow our effort to provide services and we are still hiring key positionsand integrating personnel at all levels into a cohesive team.  If executives or other new hires integrate poorly, perform badly, or do not have the anticipated experience or skill sets required, our current and planned business endeavors could be harmed.  Planned personnel, management practices and controls may also prove to be inadequate to provide services, acquire customers and partners and operate the business, and any gaps or failures may have a material adverse affect on our business, financial condition and results of operations.

Increased competition may have an adverse effect on our ability to continue our current and planned business operations and result in our going out of business and may have a material adverse affect on our business, financial condition and results of operations.

We may see increased competition in our markets.  We do not have an exclusive relationship with our network partners and other providers may attempt to provide similar services over the same infrastructure.

Furthermore, alternative network providers with closed systems through which we cannot provide services may enter the markets in which we sell services.  The competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm our business.  We cannot guarantee that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

Our inability to patent, protect and update our technology may result in our inability to effectively compete in our selected industry.

We use technology advancements of our own and from suppliers to provide a more advanced service with more efficient economics.  Technology advancement is very fast paced in digital media and can lead to changing standards and new modes of providing services.  The advancement of other technology not available to or usable within our operations could make our current or future products or services obsolete or non-competitive.  Keeping pace with the introduction of new standards and technological developments could result in additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain users.

Our pursuit of technology or process patents may prove to be fruitless.  While our management has experience in these areas and intends to pursue patent applications around our technologies and business processes, we cannot guarantee that other patents have not already superseded those which we intend to pursue.  We have applied the knowledge and insight from our management teams’ industry experience and relationships to research the platform and technology directions of other industry participants and are unaware of other providers of the specific capabilities of LYFECommunications’ technology development; however, patents filed with the U. S. Patent Office during the past fifteen (15) months are not publicly available, and patent applications that cover our concepts could have already been filed by others which may materially and adversely affect our business, results of operations and financial condition..

Our operating results could be impaired if we become subject to burdensome government regulation and legal uncertainties, all of which would increase our cash requirements which may materially and adversely affect our business, results of operations and financial condition.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

•

user privacy;

•

pricing;

•

content;

•

copyrights;

•

distribution; and

•

characteristics and quality of products and services.

The adoption of any additional laws or regulations may decrease the expansion of the Internet.  A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business.  Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, sales tax, libel and personal privacy.

Our business, financial condition and results of operations could be seriously impaired by any new legislation or regulation.  The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services which may materially and adversely affect our business, results of operations and financial condition.

The secure transmission over the Internet from our services to customers and back is important to customers trust in our ability to deliver services and if we should experience a breach in our security, we could lose customers or incur potential liability.

The secure transmission of confidential information over public networks is critical to electronic commerce and communications.  Anyone who can circumvent our security measures could misappropriate confidential information or cause interruptions in our operations.  We may have to spend large amounts of money and other resources to protect against potential security breaches or to alleviate problems caused by any breach. These costs may not be able to pass along to customers making our operations less profitable.  Additionally, we could be liable for breaches of security resulting in customers’ information being obtained in such breaches which could subject us to potential liability which may materially and adversely affect our business, results of operations and financial condition.

We rely on providers of content to provide rights for the distribution of their content to our customers which could be withdrawn, or prices for providing content could become cost prohibitive.

We do not own the video content that we provide to our customers.  We pay the content providers a fee for the rights to provide their content to subscribers.  The providers of the content may withdraw their rights, revoke rights, refuse rights, or increase the cost of their content rights, which may materially and adversely affect our business, results of operations and financial condition.

Planned acquisitions come with various risks, along with dilution to our shareholders, which could negatively affect our stock prices and may materially and adversely affect our business, results of operations and financial condition.

Acquisitions, mergers and joint ventures entered into by us may have an adverse effect on our business. We expect to engage in acquisitions, mergers or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don't realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from our other businesses. These events may materially and adversely affect our business, results of operations and financial condition.

The current and future state of the economy may materially and adversely affect our business, results of operations and financial condition.

Our business may be adversely affected by changes in domestic economic conditions, including inflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect our customer accounts. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect customer accounts, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers.   If we experience bad debts or slow paying customers in significant quantities, our cash flow will be limited and our ability to pay our own obligations will questionable.  As a small business these issues will affect us more than our larger competitors putting financial strain on our business and threatening our survival particularly since we have limited capital to rely on to overcome cash flow issues of slow paying customers.  If our customers are unable to pay or pay slowly it may materially and adversely affect our business, results of operations and financial condition.

Present members of management currently own in excess of a majority of our outstanding voting securities and can elect all directors who in turn elect all officers, without the votes of any other shareholders effectively giving management complete control over our direction and limiting shareholders’ ability to change management if they do not like our direction or management.

Messrs. Bryson, Daw and Smith, who comprise all of the members of our current directors collectively own 71.5% of our outstanding voting securities and accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes of other shareholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these persons.

Future stock issuances could severely dilute our current shareholders’ interests.

Our Board of Directors has the authority to issue up to 200,000,000 authorized shares of our common stock or stock options to acquire such common stock; or up to 10,000,000 shares of preferred stock with rights, privileges and preferences designated by the Board of Directors. The future issuance of common stock or preferred stock may result in dilution in the percentage of our common stock held by our existing stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock or preferred stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

We do not expect to pay dividends in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. Our earnings, if any, are expected to be retained for use in expanding our business.

Risks Related to Our Common Stock

Our common stock is classified as a “penny stock” under SEC Rules and Regulations, which means there is a very limited trading market for our shares.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

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

Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of such shares.

Due to the substantial instability in our common stock price, you may not be able to sell your shares at a profit or at all, and as a result, any investment in our shares could be totally lost.

The public market for our common stock is very limited. As with the market for many other small companies, any market price for our shares is likely to continue to be very volatile.  Our common stock has very limited volume and as a “penny stock,” many brokers will not trade in our stock limiting our stocks’ liquidity.  As such it may be difficult to sell shares of our common stock.

Our common stock has a limited trading history, and it will be difficult to determine any market trends or prices for our shares and additional shares that become available under Rule 144 could cause the price of our stock to decrease.

Our common stock currently is quoted on the OTC Bulletin Board, under the symbol “LYFE.”  However, with very little trading history, a trading market that does not represent an “established trading market,” volatility in the bid and asked prices and the fact that our common stock is very thinly traded, you could lose all or a substantial portion of your funds if you make an investment in us.   Additionally as more shares become available for resale, it is likely there will be negative pressures on our stock price.The sale or potential sale of shares of our common stock that may become publicly tradable under Rule 144 in the future may have a severe adverse impact on any market that develops for our common stock, and you may lose your entire investment or be unable to resell any shares in us that you purchase.

ITEM 2.  PROPERTIES

We currently maintain offices at 912 West Baxter Drive, Suite 200, South Jordan Utah, 84095 and 207 E. Washington street, 3rdFloor, Ann Arbor MI 48104 . We currently pay $6,230 per month in rent for our office in Utah and $6,270 per month in rent for our office in Michigan. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3.  LEGAL PROCEEDINGS

On March 2, 2011 the company received from UTOPIA a notice of termination in conjunction with the agreement between Connected Lyfe and UTOPIA entitled Non-Exclusive Network Access and Use Agreement.  According to the notice, Connected Lyfe has until May 2, 2011 to transition its customers to another service provider on the UTOPIA network or cure the breach by working out an arrangement with UTOPIA that is acceptable.  The notice of termination is due to non-payment of network access fees. The Company plans to work out an arrangement with UTOPIA thereby retaining its customer base on the network.  If the company is unable to reach an agreement with UTOPIA it may be forced to transition its customers on the UTOPIA network to another service provider.

On March 3, 2011 the company received a “notice of exercise of video system reversionary rights.” Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with Connected Lyfe on a resolution.   However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.

ITEM4.  (Removed and Reserved)

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “LYFE”. We have been eligible to participate in the OTC Bulletin Board since April 12, 2010. The following table sets forth the quarterly high and low bid prices for our common stock during since trading began, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  Below are the high and low prices for Connected Lyfe common stock for each of the quarters in 2010 in which the company publically traded its stock.

Holders of Common Stock

As of April 12, 2011, we had 127 stockholders of record of the 62,527,337 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;

•	need for funds;
•	capital requirements;

•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

2010 Stock Plan

Connected Lyfe has  reserved for issuance an aggregate of 15,000,000 shares of common stock under the company’s 2010 Stock Plan (“the Plan”) that was adopted effective January 1, 2010.  During 2010 the Board of Directors approved, priced and granted 12,276,500 options to purchase 12,276,500shares of the Company’s common Stock.   Subsequent to December 31, 2010, on April 13, 2011 the Board has approved, priced, and granted 5,160,000 options to purchase 5,160,000 shares of the Company’s common stock

For additional information pertaining to the company’s stock option plan, see Note 4 of the company’s notes to the financial statements.

 Equity Compensation Plans Information

We maintain the 2010 Stock Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.  .

Options give directors, officers, employees and consultants the opportunity to purchase stock at a fixed price, the “Fair Market Value” for a period of time. To determine the Exercise Price of the options under this plan, the Board has decided to look back to the lowest closing price of the stock during the previous calendar quarter.  The Board will meet during the first two weeks after the start of each quarter. The Board feels this simple mechanic for pricing, performed at regular intervals throughout the year will provide the most equitable pricing for all incoming employees and shield any single employee from the volatility of the Company’s stock.

LYFE Communications shareholders approved the Connected Lyfe Stock Option Plan effective January1, 2010 and adopted under the Merger Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”,“LYFE Communications”, “Connected Lyfe”, “Lyfe”, “the Company”, and similar terms refer to LYFE Communications, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. LYFE Communications Inc’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

OVERVIEW AND OUTLOOK

Background

LYFE Communications, Inc (formerly known as Hangman Productions, Inc) was organized under the laws of the State of Utah on August 11, 1999, and in November, 2001, commenced operations to produce film content in the format of “short films.”  LYFE Communication concluded that these operations were unviable because LYFE was unable to recruit experienced production staff to produce and complete post-production film content within the expected budget, and in 2004, we entered into a relationship with Benderspink, a diversified management and production company, specializing in initiating and managing the careers of screenwriters and actors.  LYFE then changed our focus to conducting screenplay contests (our “Screenplay Shootout Contests”), and conducted our first screenplay contest during that year, with Benderspink having agreed to consider our competition finalists’ screenplays.  LYFE hosted four (4) screenplay contests between 2004 and 2007, and one in 2009. LYFE produced one film, Four Stories of St. Julian, through LYFE’s then wholly-owned subsidiary, 4th Grade Films, Inc. (“4th Grade”). 4th Grade had been formed by us in 2007 to raise capital to produce a screenplay.  LYFE completed production of this film in the summer of 2007; and we sold our interest in 4th Grade in June, 2008.  LYFE latest screenplay contest winner was announced earlier this year.

Merger

Effective April 12, 2010 (the “Effective Date”), LYFE Communications completed an Agreement and Plan of Merger between LYFE Communications and a newly formed wholly-owned subsidiary, Hangman Acquisition, Inc., a Utah corporation (“Merger Subsidiary”), whereby Merger Subsidiary merged with and into Connected Lyfe, Inc., a Utah corporation (the “Merger” and the “Merger Agreement”).  Connected Lyfe, as the surviving corporation under the Merger, became LYFE’s wholly-owned subsidiary, and Connected Lyfe shareholders exchanged their shares of common stock of Connected Lyfe for 52,199,394 shares of LYFE’s common stock.  All shares received in the Merger are subject to a lock-up period (the “Lock-Up Period”) of the greater of twelve (12) months or the holding period required under Rule 144, subject, however, to waiver by our Board of Directors, so long as the holding period of Rule 144 has been previously satisfied, along with other conditions to which any resale of such shares are subject under Rule 144.

Connected Lyfe founders were required to execute and deliver a founders’ certificate (the “Connected Lyfe Founders’ Certificate”) respecting Connected Lyfe’s products, services and software and the lack of infringement of such products, services and software of others.  Prior to closing, Connected Lyfe founders had also executed and delivered to Connected Lyfe Employment Agreements and other agreements respecting proprietary information, confidentiality, non-competition, inventions and other related matters which were assigned over to Connected Lyfe.

LYFE Communications adopted, ratified and approved the Connected Lyfe Stock Option Plan (the “Stock Option Plan”), under which Connected Lyfe had reserved 15,000,000 shares for issuance to eligible participants, including employees, directors, officers, consultants and advisors, and under which Connected Lyfe had granted 10,520,000 stock options exercisable, subject to certain vesting requirements, at $0.25 per share and 58,000 stock options exercisable, subject to certain vesting requirements, at $0.75 per share. The stock options (the “Connected Lyfe Convertible Securities”) shall continue to have, and be subject to, the same terms and conditions but will be convertible into shares of our common stock.   The stock options are for a term of no more than ten (10) years, which is the absolute maximum time for which stock options may be granted under the Stock Option Plan and are subject to vesting requirements, and in certain instances, are subject to leak-out resale restrictions following exercise and the satisfaction of performance milestones.

The Merger resulted in a change of our control, and the persons who were directors, executive officers and principal shareholders of Connected Lyfe were designated as LYFE Communications’ directors and executive officers, with LYFE Communications’ pre-Merger directors and executive officers resigning. Robert A. Bryson was designated a director and President; Garrett R. Daw was designated as a director and Secretary; and Gregory M. Smith was designated as a director and Vice President.  These persons collectively own 45,000,000 shares of post-Merger outstanding voting securities, comprised of common stock, or approximately 74.4% of LYFE Communications’ common stock.

Connected Lyfe was incorporated under the laws of the State of Utah, effective January 1, 2010, when Acclivity Media, LLC, a Utah limited liability company formed on September 14, 2009 (“Acclivity”) was converted into a corporate form.  Acclivity was organized to develop, deploy and operate next generation media and communications network based services to single-family, multi-family, high-rise, resort and hospitality properties.  LYFE Communications succeeded to Connected Lyfe’s current and intended business operations under the Merger.

General Development of Business

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

Business

Principal Products or Services and Their Markets

Our primary products are IPTV, Broadband Internet Access and VOIP Telephony.  The markets currently planned to be served are along the Wasatch front in Utah.  We are planning to expand our markets by building data connections to multi-dwelling units (“MDUs”) and are actively seeking partnerships with other last mile network providers.   The last mile network refers to connections the actual home, business or apartment.

IPTV:  Our planned television service will include local and basic cable network channels, a premium or extended channel package and individual add on channel packages.  The channel packages are typical of IPTV packages provided by other telecommunications companies and negotiated by industry intermediaries or directly with channel providers.  We will differ from other cable and satellite providers by our ability to have an interactive feel as we roll out our software packages and set top boxes.  Additionally, we will focus on the mobility of our offering so our programming is not just tethered to the traditional television but can be viewed over multiple media devices such as smart phones, laptops and tablets.

Broadband Internet Access:  The Internet product will come in varying speeds depending on the location of the customer and the type of network connecting that particular customer to our backbone network.

Current operational subscribers will be connected via fiber and have a choice of regular broadband or higher speed broadband access.

VOIP Telephony:  The telephone product will provide a dial tone in the home or business from which the customer can place local or long distance calls.  Rates will vary based on the call destination and type of service provided.

We are developing, deploying and operating the networked platform for the next generation of communications and entertainment services. By leveraging our IP (“Internet Protocol”) technologies, we can provide, we believe, an innovative and compelling media and communication services to consumers and businesses who increasingly want access to their television, Internet and voice services on their terms – from any device, at home, in the office, or on the go.

Results of Operations

For the years ended December 31, 2010, and 2009

Total revenues were $204,516 in 2010 compared to no revenue in 2009.  The company was organized in September of 2009 and didn’t begin revenue generating activities until April of 2010.   Currently the company operates on the UTOPIA fiber network and has approximately 450 subscribers.  We offer high-speed Internet, telephone (VoIP) and television or Video services to our customers.  The bulk of our subscribers were acquired in the first 5 months of operations between April and September.  Due to cash constraints the company was forced suspend its selling efforts and its growth.  Since that time the company has maintained its customer base at approximately 450 subscribers.  Once alternative funding is closed we will begin adding subscribers to our current subscriber base.

Direct costs for the year ended December 31, 2010, was $161,778, generating a gross profit of $42,737 or 21 percent of sales.  The company expects to improve its gross profit as a percentage of sales through economies of scale one quipment and other fixed costs incurred that is sufficient to service a much larger subscriber base in future periods.

Sales and marketing expenses totaled $636,880 for 2010 as compared to sales and marketing expense of $129,757 in 2009.  The increase in sales and marketing was due to the company starting to provide services to customers in 2010 and the development of sales programs.  During 2010 we implemented door-to-door sales efforts which resulted in the customer base on the UTOPIA fiber network. The door-to-door programs require a sales representative to go through a substantial amount of training before he/she is ready to sell. Now that these training courses and programs are developed the company is capable of deploying door-to-door programs in any part of the country.  In addition we have been working with large multiple dwelling units (MDU) which house, in many cases, hundreds of residences.  We expect our MDU efforts to pay considerable dividends in the future.

Customer service expenses totaled $396,390.  These cost are high due to the start-up expenses involved in setting up a call center and staffing customer service 24/7.  A lot of these costs are  fixed in nature allowing the company to grow its subscriber base without additional investment.  The cost of providing customer support to 500 customers is not that much more than the cost of providing customer support to 1,000 customers.   There were no customer service costs incurred in 2009.

Research and development expenses totaled $573,581 in 2010 as compared to $80,580 incurred in 2009.  The increase is due to increases in head count of the development team.  In 2009 there were only two developers on the team.  In 2010 there were 8members or developers were added.

General and administrative costs during 2010 were $7,717,695 of which 67 percent or $5,200,720was associated with non-cash compensation expense recognized in conjunction with the issuance of common stock and stock options.  Of the $5,200,720, $4,941,467 was due to the issuance of 5,262,478 shares of common stock to consultants and $236,643 was due to compensation expense associated with stock option grants.   The remaining general and administrative expenses were expended in the operations of the company.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010 compared to December 31, 2009.

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings.

Since inception, we have financed our cash flow requirements through issuance of common stock and notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending additional revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product and software sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

During the year ended December 31, 2010, the current assets decreased by $480,093 when compared to December 31, 2009 due to a decrease in the amount of cash proceeds received for the issuance of common stock combined with increases in operating activities and associated expenses.

During the twelve months ended December 31, 2010, the current liabilities increased by $1,564,057 when compared to December 31, 2009 current liabilities of $101,253.   The primary reason for the increase is due to the fact that the Company was organized at the end of 2009 and therefore the comparison is a full year of activity in 2010 compared to four months in 2009.  Also, toward the end of 2010, two significant funding commitments were unable to provide working capital for the company which resulted in a significant increase in current liabilities.

We anticipate that we may incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock or through loans from stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to further develop new and innovative products and services that target the telecommunications industry.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We believe our assumptions to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

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

Recently Issued Accounting Standards

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company expects that the adoption of ASU 2010-06 will not have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

LYFE Communications, Inc.

We have audited the accompanying consolidated balance sheets of LYFE Communications, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010 and for the period of the development stage [September 14, 2009] through December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LYFE Communications, Inc. as of December 31, 2010 and 2009 and the results of operations and cash flows for the year ended December 31, 2010 and for the period of the developmental stage [September 14, 2009] through December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses since inception.  The Company has not established operations with consistent revenue streams and has a working capital deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2011

LYFE Communications, Inc.

 [A Development Stage Company]

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$1,010	$266,757
Accounts receivable, net of allowances of $6,615 in 2010	59,611	-
Prepaid expenses	2,112	276,069
Total current assets	62,733	542,826

Property and equipment, net	317,630	97,870
Intangible assets, net	244,147	17,281
Other assets	893,108	7,309
Total assets	$1,517,618	$665,286

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$722,245	$29,147
Accrued liabilities	328,768	72,106
Deferred revenue	18,641	-
Taxes Payable	245,188	-
Notes Payable	120,672	-
Notes Payable – related party	215,000	-
Interest Payable	5,091	-
Interest Payable – related party	9,705	-
Total current liabilities	1,665,310	101,253

Other long-term liabilities	$4,526	240
Total liabilities	1,669,836	101,493

Commitments and contingencies

Shareholder's equity (deficit):
Common Stock, $0.001 par value; 200,000,000 shares authorized; 62,527,337 and 50,760,000 shares issued and outstanding, respectively	62,527	50,760
Paid in Capital/Members' contributions	9,855,502	1,254,240
Paid in Capital Shares to be issued	$115,000	-
Deficit accumulated during the development stage	(10,185,247)	(741,207)
Total Shareholders’ equity (deficit)	(152,218)	563,793
Total liabilities and Shareholders’ equity (deficit)	$1,517,618	$665,286

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Consolidated Statement of Operations

For the year ended December 31, 2010 and the period from Inception (September 14, 2009) to December 31, 2010 and 2009

	12/31/10	Period from inception (September 14, 2009) to 12/31/09	Period from Inception (September 14, 2009) to 12/31/2010

Revenues	$204,516	$-	$204,516

Costs and Expenses:
Direct Costs	161,778	-	161,778
Sales and marketing	636,880	129,757	766,637
Customer Service and Operating Expenses	396,390	-	396,390
General and administrative	7,717,695	526,988	8,244,683
Research and development	573,581	80,580	654,161
Depreciation and amortization	97,429	3,882	101,311
Total operating expenses	9,583,753	741,207	10,324,960
Loss from Operations	(9,379,237)	(741,207)	(10,120,444)
Interest Expense	64,803	-	64,803
Loss before taxes	(9,444,040)	(741,207)	(10,185,247)
Provision for income taxes	-	-	-
Net loss	$(9,444,040)	$(741,207)	$(10,185,247)

Income/(Loss) Per Share	$(0.16)	$(0.01)

Weighted Average Shares outstanding	58,922,091	50,114,291

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Statements of Stockholders’ Equity (Deficit)

For the period from Inception (September 14, 2009) to December 31, 2010

				Additional		Retained	Total
			Common	Paid-In Capital		Earnings	Stockholders'
	Common Shares		Shares To	Common Shares	Additional	(Accumulated	Equity
	Shares	Amount	Be issued	To Be issued	Paid-In Capital	Deficit)	(Deficit)

Balance at Inception (September 14, 2009)	45,000,000	$45,000	-	$-	$(45,000)	$-	$-
Members' Contribution/ Common Stock Issued for cash	5,085,000	5,085	-	-	1,144,915	-	1,150,000
Members' Contribution / Common Stock Issued for Services	675,000	675			154,325	-	155,000
Net Loss	-	-	-	-	-	(741,207)	(741,207)

Balance - December 31, 2009	50,760,000	$50,760	-	$-	$1,254,240	$(741,207)	$563,793
Common Stock Issued for cash	3,524,859	3,525	-	-	3,342,430	-	3,345,955
Recapitalization with Merger	2,980,000	2,980	-	-	(2,980)	-	-
Common Stock Issued for Services	5,262,478	5,262	-	-	4,941,467	-	4,946,729
Compensation related to Stock Option Grants	-	-	-	-	236,643	-	236,643
Issuance of Convertible Debt for cash					83,702		83,702
Common Stock to be issued for cash	-	-	95,833	115,000	-	-	115,000
Net Loss	-	-	-	-	-	(9,444,040)	(9,444,040)

Balance - December 31, 2010	62,527,337	$62,527	95,833	$115,000	$9,855,502	$(10,185,247)	$(152,218)

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Consolidated Statements of Cash Flows

For the years ended December 31, 2010 and for the period from inception (September 14, 2009) through December 31, 2010 and 2009

	Period Ended 12/31/2010	Period from Inception (September 14, 2009) to 12/31/2009	Period from Inception (September 14, 2009) to12/31/2010
Cash flows from operating activities:
Net loss	$(9,444,040)	$(741,207)	$(10,185,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	97,429	3,882	101,311
Services provided in exchange for Shareholders' equity	-	155,000	155,000
Share - Based Compensation Expense	5,183,372	-	5,183,372
Amortization of beneficial conversion feature	49,374	-	49,374
Changes in assets and liabilities:
Accounts Receivable, net	(59,611)		(59,611)
Prepaid expenses	273,957	(276,069)	(2,112)
Other assets	(85,799)	(7,309)	(93,108)
Accounts payable	693,098	29,147	722,245
Taxes Payable	245,188	-	245,188
Deferred Revenue	18,641	-	18,641
Accrued liabilities	271,458	72,106	343,564
Other long-term liabilities - Deferred Rent	4,286	240	4,526
Net cash used in operating activities	(2,752,647)	(764,210)	(3,516,857)

Cash flows from investing activities:
Purchases of property and equipment	(310,076)	(101,264)	(411,340)
Payments for other intangible assets	(233,979)	(17,769)	(251,748)
Payments for other assets	(800,000)	-	(800,000)
Net cash used in investing activities	(1,344,055)	(119,033)	(1,463,088)

Cash flows from financing activities:
Proceeds from Note Payable	370,000	-	370,000
Proceeds from Issuance of Common Stock	3,345,955	1,150,000	4,495,955
Proceeds for Stock not issued	115,000		115,000
Net cash provided by financing activities	3,830,955	1,150,000	4,980,955

Net Increase/(decrease) in cash and cash equivalents	(265,747)	266,757	1,010

Cash and cash equivalents at beginning of period	266,757	-	-
Cash and cash equivalents at end of period	$1,010	$266,757	$1,010

Cash Paid for
Interest	$-	$-	$-
Income Taxes	-	-	$-

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Note to Consolidated Financial Statements

1.  Organization and Nature of Business

On April 12, 2010, LYFE Communications, Inc (formerly Hangman Productions, Inc.) (the “Company” or “LYFE”), and Connected Lyfe, Inc. (“Connected Lyfe”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, LYFE merged with and into Connected Lyfe with Connected Lyfe remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  Going forward, the Company will be a holding company parent of Connected Lyfe, and the Company’s business operations following the Merger will be those of Connected Lyfe. Further details of the Merger are provided in Note 9 in the footnotes to the consolidated financial statements.

The Company’s business is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

The Company is in the development stage as planned principal operations have commenced, but there has been no significant revenue there from.  The primary activities to date have included conducting research and development, developing markets for its products, securing strategic alliances, recruiting personnel and obtaining financing and beginning operations and testing of services.

2.   Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect the significant accounting polices described below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  The subsidiary is wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits with a national bank.

Fair Value

All cash and cash equivalents, accounts payable, and accrued liabilities are carried at approximate fair value.

Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest and do not generally require collateral. The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Computer Equipment	3 Years
Furniture and Fixtures	5 Years
Software	3 Years

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income (loss) in the period incurred. Depreciation expense on property, plant and equipment was $90,316, and $3,394, for the years ended December 31, 2010 and 2009 respectively.

Fixed assets and related depreciation for the period are as follows:

	2010	2009
Computer equipment	$298,023	$49,317
Furniture and equipment	88,774	51,947
Leasehold improvements	14,624	-
Software	9,549	-
Accumulated depreciation	(93,342)	(3,394)
Total fixed assets	$317,628	$97,870

Intangible Assets

Intangible assets include internally developed software.  The company accounts for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  The company records the Company’s internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  The company capitalizes the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  The company capitalized $232,247 and $11,900 of development costs related to the application development of the next generation video systems in 2010 and 2009 respectively.  The company assesses the projects for impairment when it is no longer probable that the project will be competed and placed in service.  The company did not impair any projects in 2010 or 2009.

Other Assets

Other assets consist of payments made in advance of taking physical possession of rights of entry on Multiple Dwelling Unit (MDU) properties acquired from a service provider and video distribution system and video content rights.  As of December 31, 2010 the payments made for the video distribution and content rights were $350,000 and the payments made for the rights of entry on the MDU properties were $500,000.

Accrued Liabilities

Accrued liabilities consist of costs the company incurred for payroll and vacation amounts due to employees.

Deferred Revenue

The Company’s line item of deferred revenue represents payments by subscribers in advance of the delivery of services.  Subscribers are on a monthly billing cycle and payments are made monthly, with some subscribers paying the monthly bill in the middle of the billing cycle.  The company defers the revenue until the services have been rendered.

Taxes

At December 31, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2010.

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  We used a market approach for stock compensation issued to consultants on the merger discussed in Note 4.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Market approach analysis for pricing stock with infrequent trades and transactions require highly subjective assumptions, including restriction discount and blockage discounts.  Changes in these assumptions can materially affect the fair value estimate.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $44,839 and $0 of advertising expense during the years ended December 31, 2010 and 2009, respectively.

Net Loss Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended December 31, 2010 and 2009 any the potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation.

As of the years ended December 31, 2010 and 2009 there were 162,338 and 0, respectively, potentially dilutive shares resulting from the issuances of convertible promissory notes.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company expects that the adoption of ASU 2010-06 will not have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through December 31, 2010 of (10,185,247) and has had negative cash flows from operating activities during the period from inception through December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to further develop new and innovative products and services that target the telecommunications industry.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

Expected Life	1.0 – 4.25 years
Expected stock price volatility	71.10 – 96.31%
Expected dividend yield	0.0%
Risk-free interest rate	0.34 – 1.94%

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

During the year  ended December 31, 2010, 12,276,500 options were issued to employees and 3,015,500 unvested options were forfeit.  A summary of the status of the Company’s outstanding stock options as of December 31, 2010 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
January 1, 2010
Granted	12,276,500	$0.34	0.21
Vested	-	$-
Forfeited	3,015,500	$0.44	0.22
December 31, 2010	9,261,000	$0.30	0.20
Exercisable	-	$-

Option-based compensation expense totaled $236,643 for the twelve months ended December 31, 2010. The total fair value of options vested was $0 for the period ended December 31, 2010.  As of December 31,

2010, the Company had $1,361,587 in unrecognized compensation costs related to non-vested stock options granted under the Plan.

On April 12, 2010 5,262,478 shares of common stock were issued to consultants pursuant to consulting agreements that provided stock compensation on the completion of the merger.  The stock issued pursuant to those agreements had 12 month lock up provisions restricting the trading of the stock.  The value of those shares issued to consultants for services to complete a merger were calculated at $0.94 per share for a total of $4,946,729 of equity based compensation recognized on April 12, 2010.  The per share value calculated was determined through a market-based approach which determined a 5% restriction discount and a 10% blockage discount to the weighted average share price of $1.10 of private placement stock prices issued around April 12, 2010.

5. Composition of Certain Financial Statement Captions

Other Assets

In February 2010, the Company signed a letter of intent to enter into a services and asset acquisition agreement with a network operator.  The agreement provides for a payment of $350,000 which was fully paid in October 2010.  The payments were made in advance of taking possession of the video distribution system and video content rights provided in the agreement. If the network operator does not fulfill remaining conditions of the agreement pertaining to the transfer of rights and licenses, which are subject to content provider approval, the asset may be determined to be impaired.  If the Company does not obtain the necessary financing to operate the system, the asset may be determined to be impaired.

On March 3, 2011 the company received a “notice of exercise of video system reversionary rights.” Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with Connected Lyfe on a resolution.  However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.

On May 14, 2010, the Company entered into a Purchase Agreement with a telecom and cable services provider. Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company in exchange for $500,000 in cash, which was received by the telecom and cable services provider on execution of the agreement, and 240,000 shares of the Company’s common stock.  As of December 31, 2010 all conditions related to the purchase have not been completed and LYFE has not taken physical possession of the assets. The remaining condition relating to the transfer of the assets are the ability of LYFE to operate and service the customer base in the specified properties.  If LYFE is unable to obtain the financing or operating structure to service the customers the asset may be determined to be impaired.  If the assets do not provide sufficient revenues to cover expenses associated with the properties, the asset may be determined to be impaired.  If the suppliers do not honor the contracts or provide the necessary services to the customers or network infrastructure, the asset may be determined to be impaired.

6. Operating Leases

The Company leases office space in Utah under an operating lease that expires in May 2013 and an office in Michigan that expires in March 2013. Rental expense under the operating leases is recognized on a straight-line basis based on total expected lease payments over the life of the lease, and was approximately $142,175 for the period from January 1, 2010 to December 31, 2010.  The Utah property owner is a relative of one of the officers of the Company.

Future minimum rental payments required under these non-cancelable operating lease consists of the following at December 31, 2010:

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

In 2009, the Company entered into a consulting agreement with Smith Consulting Services, Inc. (“SCS”) to provide business advisory services which including identifying opportunities to merge with a public company. Approximately $400,000 in cash was paid to SCS in exchange for these services.  On the merger with LYFE Communications (Note 9), SCS received common shares which combined with shares owned pre-merger equal to 9 ½ percent of the then issued and outstanding shares of the Company after the merger. 2,980,000 shares were outstanding to LYFE [Hangman] shareholders from the reverse merger.  5,262,478 shares were issued for services related to the merger with a fair value of $4,946,729.

During 2010, the Company issued 3,524,859 shares for cash of $3,345,955.

As of December 31, 2010, there were 95,833 shares to be issued for proceeds of $115,000 received by the Company.

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

10.  Related Party Transactions

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with Robert Bryson, CEO and Chairman of the Board of LYFE.  The note has a 60 day maturity and 9% interest rate.  As of December 31, 2010 LYFE has accrued $9,397 interest on the note payable to Robert Bryson.  As of April 13, 2010 the note has not been repaid.

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

On February 16, 2011 an officer of the company loaned the company $100,000.  There were no terms to the loan.

11.  Notes Payable

During 2010, the Company borrowed $65,000 with a stated interest rate of 18%.  Of which, $15,000 was due on November 5, 2010.  The remaining $50,000 is due on October 1, 2011.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price of $0.70.

On December 9, 2010, the Company signed a $40,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on September 13, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms on the above mentioned notes and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF was determined based on the stock price on the day of commitments, the discounts as agreed to in the notes, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock.  The value of the BCF of the two notes has been calculated at $83,702.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized over the life of the note.

12.  Income Taxes

The Company has available net operating losses of $4,013,744 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by $3,568,153 during the year end December 31, 2010.

The Company has the following carryforwards available at December 31, 2010:

Operating Losses
Expires	Amount
2020	$ 4,744
2021	557
2022	2,139
2023	1,757
2024	21,897
2025	28,388
2026	19,914
2027	19,651
2028	10,258
2029	26,565
2030	3,877,874
Total	$ 4,013,744

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2010 are summarized below.  The Company did not have any deferred taxes as of December 31, 2009 because it was organized as a limited liability company and its income and losses were taxed directly to the owners.

2010
Current Deferred tax asset:
Accounts Receivable	$ 2,467
Payroll & vacation accruals	122,631
Restricted stock issued for services	1,845,130
Non-Current Deferred tax asset:
Net operating losses	1,497,126
Nonstatutory stock options	88,268
Fixed Assets	12,531
Preliminary deferred tax asset	3,568,153
Deferred tax asset valuation allowance	(3,568,153)
Net deferred tax asset	$ -

The effective tax rate for continuing operations differs from the statutory rate [34%] as follows:

2010
Expected Income Tax (Benefit) based on Statutory Rate	$(3,210,910)
Effects of:
State taxes, net of federal benefit	(311,646)
Losses from Hangman	(50,680)
Change in Valuation Allowance	3,568,153
Permanent Differences	5,083
Provision for Income Tax (Benefit)	$-

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company did not recognize any penalties or interest related to uncertain tax positions during the years ended December 31, 2010 and 2009.  No penalties or interest for unrecognized tax benefits had been accrued as of December 31, 2010 and 2009.

The Company has filed income tax returns in the US and other state jurisdictions.   The years ended December 31, 2010 and 2009are open for examination.

13.  Concentrations

The Company’s current only source of revenues relies on the Company’s access to the UTOPIA network.  Should UTOPIA cease to provide network access to the Company, the Company may lose their source of revenues.

14.  Contingency

The Company was served with a lawsuit for the collection of fees from a vendor.  The Company has accrued for these fees in accounts payable.  The Company intends to pay the amount owed when funds are available.

15.  Subsequent Events

On February 2, 2011 the company signed a convertible note with a New York based investment banking firm.  The note allows the holder to convert the amount of the note and any accrued interest to Connected Lyfe common stock at a 45% discount of the average of the three lowest closing pricing in the previous ten trading sessions prior to converting.  The face amount of the note is $40,000 and the annual interest on the note is 8%.  The note matures on October 11, 2011.

On February 16, 2011 an officer of the company loaned the company $100,000.  There were no terms to the loan.

On March 2, 2011 the company received a notice of termination in conjunction with the agreement between Connected Lyfe and UTOPIA entitled Non-Exclusive Network Access and Use Agreement.  According to the notice, Connected Lyfe has until May 2, 2011 to transition its customers to another service provider on the UTOPIA network or cure the breach by working out an arrangement with UTOPIA that is acceptable.

The notice of termination is due to non-payment of network access fees. The Company plans to work out an arrangement with UTOPIA thereby retaining its customer base on the network.  If the company is unable to reach an agreement with UTOPIA it may be forced to transition its customers on the UTOPIA network to another service provider.

On March 25, 2011 two shareholders loaned the company a combined $7,500.  There were no terms on the loan.

On March 3, 2011 the company received a “notice of exercise of video system reversionary rights.” Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with Connected Lyfe on a resolution.  However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.

On March 31, 2011 Robert Bryson, the Company’s Chief Executive Officer stepped down and assumed the position of Executive Vice President of Business Development.  Gregory Smith the Company’s Chief Operating Officer accepted the position of Chief Executive Officer.

On April 13, 2011 the company’s board of directors, approved, priced and granted 5,160,000 options to purchase 5,160,000 shares of the company’s common stock.  The options were priced at $0.21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2010, our internal controls over financial reporting were not effective.

Since the evaluation, our management has made adjustments and improved our internal controls and continues to make adjustments and improve the company’s internal controls and procedures.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2010.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Robert Bryson, 51, President, Chief Executive Officer and Director:

Robert Bryson has more than 26 years experience in telecom, technology, and media, business development, sales, and marketing.  Robert co-founded Connected Lyfe to accelerate the delivery of the next generation of television, serving the demands of consumers to view, share, and manage their television from any device at any time and location, fully integrated with their connected lives.  Prior to founding Connected Lyfe, Robert was SVP of sales and business development at Digital Smiths, responsible for corporate development, strategic partnerships, and developing customer relationships. Before joining Digital Smiths, Robert was SVP of sales and business development at Move Networks, where he led all sales and business development as well as the commercial deals and strategic relationships with Disney ABC Television Group, ESPN Media Networks, Fox Interactive Media, My Space, Fox Broadcasting, The CW Network, Warner Brothers, and Televisa.  Previously, he served as SVP of sales and marketing for Knowledge Universe and I-Link, and as SVP of business development for Media Station.  He also held senior management positions with Novell and IBM/Rolm Systems

Gregory Smith, 38, Chief Operating Officer and Director

Greg has more than 15 years of technology and product development experience in digital media. Before co-founding Connected Lyfe, Greg was the Chief Technology Officer at DG FastChannel,

where he directed its product innovation through a new broadcaster distribution network for advertisements and syndication. Prior to that, Greg was the Chief Technology Officer at Move Networks. A digital media technologies and services company, Move created the world’s first adaptive streaming protocol for video. He also served as VP of Technologies and Products and VP of Sales at All Media Guide, a business-to-business provider of descriptive entertainment media technology. Additionally, Greg was the Senior Product Manager and Director of Technologies at Edgix and was also part of the Business Development and Product Teams at PanAmSat and Space Systems/Loral. Greg earned bachelor degrees in Aerospace and Mechanical Engineering at Princeton University and continued studies in Control Theory and Advanced Dynamics at Stanford University.

Garrett Daw, 35 Executive Vice President and Director:

Garrett Daw has more than 12 years in sales, management, and business development.  Prior to co-founding Connected Lyfe, Daw was Vice President of Business Development at Infinidi Media a specialty content IPTV service.  Before Infinidi, he owned and operated his own Dish Network and DirecTV satellite dealership where he recruited, hired, trained and managed several hundred direct sales reps. He was one of Dish Network’s and DirecTV’s Top 50 Dealers in the U.S.  He also served as Vice President of Sales at USDTV where he oversaw all sales activities, and managed distribution relationships with companies such as WalMart and RC Willey.  He was responsible for building and managing a sales force of over 350 associates in 3 states.  Garrett also has extensive experience in real estate development, and residential and commercial construction.  As a Senior Project Manager at Daw Inc., he managed projects from $1,000,000 to $15,000,000 for clients such as Novell, NuSkin, Amoco BP, and the Salt Lake Olympic Committee.  Garrett graduated from the University of Utah where he earned a double major in Economics and Political Science.

Stephen L. Russo Chief Financial Officer:

Connected Lyfe’s Chief Financial Officer, Stephen Russo has more than 23 years of executive management experience in finance and operations. He has served in a variety of senior management roles for several high-tech and telecommunications companies and has a track record of taking companies with little or no revenues and building them into competitive organizations with strong financial results. He is an expert in financial system design and implementation and has extensive experience working with SEC disclosure and compliance. During his career he has negotiated and guided the sale and purchase of several companies and business units.  He also served as secretary to the Board of Directors for private and publically traded companies.

Prior to Connected Lyfe Inc., Russo, and a partner, started Velowave a wireless ISP company that took advantage of unutilized network capacity existing on networks in California and Florida. In just over one year, they grew the company and sold the customer base to a network provider in Florida.

Prior to Velowave, Russo served as Chief Financial Officer for MSTAR the largest service provider on the UTOPIA all fiber network.  As CFO, Russo was instrumental in cutting the company’s monthly burn rate in half in the first year with the company.  Russo also spearheaded improvements in all areas of operations such as customer service, installation and support.  After 15 months with the company new owners purchased MSTAR and Russo was promoted to CEO. As CEO, he was tasked by the board of directors to sell the company.  In less than a year he found a buyer, negotiated and closed the sale of the company to a Denver based telecommunications company.

Prior to joining MSTAR, Russo served as the chief financial officer for Sweet Living – a start-up network marketing company.  In just a year and a half, Russo positioned Sweet Living for acquisition and negotiated the details for the sale of Sweet Living’s direct marketing arm to a Phoenix based network marketing company and Sweet Living’s Intellectual property to a publically traded industry leading world-wide network marketing company.

Before Sweet Living, Russo served as the Vice President of Operations and CFO for Arkona, a leading supplier of fully integrated business management solutions targeted at the automotive dealership industry.  When he joined Arkona, the company had no revenues and was still developing its product. Russo helped lead the company to record revenues and profitability before leaving and a subsequent sale of the Company to Dealer Track.

Prior to Arkona, Russo served as Vice President of Operations and CFO of Vinca Corporation and was instrumental in helping the company become one of the leading data protection companies in the high availability industry.  In 1999 Vinca Corporation was sold to Legato Corporation for just under $100 million.  After earning his CPA certificate, Russo worked as the controller for Sage Analytics International a consulting firm that used a proprietary technology to identify organizational and strategic problems within large companies and organizations.  While at Sage, Russo guided the company through an Initial Public Offering on the NASDAQ stock exchange.  Before leaving Sage Russo, along with management negotiated the sale to a California consulting company.

Russo earned a bachelor's degree in accounting from Brigham Young University.

Family Relationships

There are no family relationships among any of our officers or directors.

Election of Directors and Officers

Directors are elected to serve for a 1 year term and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock that has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Corporate Governance

We currently do not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Until formal committees are established, our entire Board of Directors, perform the same functions as an audit, nominating and compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the year ended December 31, 2010.

Employment Agreements

Refer to Note 7 to the Financial Statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the share holdings of beneficial owners owning in excess of 5% of our outstanding voting securities as of December 31, 2010, based upon 62,527,337 shares of our common stock being outstanding on such date:

Security Ownership of Beneficial Owners

(1)	Each Parties’ address is in care of the Company at 912 Baxter Drive Suite 200, South Jordan, Utah 84095

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Changes in Control There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Item 13.  Certain Relationships and related Transactions, and Director Independence.

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$41,600	$8,480
Audit-related Fees	$-	$989
Tax Fees	$-	$390
All Other Fees	$-	$0
Total Fees	$41,600	$9,859

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010 contained in Item 8 above which are incorporated herein by this reference.

Description of Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto*

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

Previously filed with the SEC as Exhibits to our initially filed Form 10, on May 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTED LYFE INC.

Date:	April 15, 2011	By:	/s/Gregory Smith
Gregory Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LYFE COMMUNICATIONS INC.

Date:	April 15, 2011	By:	/s/Gregory Smith
Gregory Smith
Chief Executive Officer and Chairman of the Board

Date:	April 15, 2011	By:	/s/Stephen L Russo
Stephen L Russo
Chief Financial Officer

Date:	April 15, 2011	By:	/s/Garrett Daw
Garrett Daw
Executive Vice President, Secretary and Director