Form 10-Q
period 2011-03-31
LYFE Communications, Inc.
filed 2011-05-23
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 17, 2011 – 64,535,337  shares of common stock.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

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

LYFE Communications, Inc.

 [A Development Stage Company]

Condensed Consolidated Balance Sheets

As of March 31, 2011

And December 31, 2010

	March 31, 2011	December 31, 2010
	[Unaudited]	[Audited]
Assets
Current assets:
Cash and cash equivalents	$ -	$ 1,010
Accounts receivable, net of allowances of $6,615 in 2010	55,255	59,611
Prepaid expenses	-	2,112
Total current assets	55,255	62,733

Property and equipment, net	286,841	317,630
Intangible assets, net	282,861	244,147
Other assets	893,108	893,108
Total assets	$ 1,518,065	$ 1,517,618

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Bank overdraft	$ 21,152	$ -
Accounts payable	723,379	722,245
Accrued liabilities	820,484	328,768
Deferred revenue	14,185	18,641
Taxes Payable	308,486	245,188
Notes Payable	141,830	120,672
Notes Payable – related party	322,500	215,000
Interest Payable	13,784	5,091
Interest Payable – related party	15,832	9,705
Total current liabilities	2,381,632	1,665,310

Other long-term liabilities	5,857	4,526
Total liabilities	2,387,489	1,669,836

Commitments and contingencies

Shareholders' equity (deficit):
Common Stock, $0.001 par value; 200,000,000 authorized; 62,585,337 and 62,527,337 shares issued and outstanding, respectively	62,585	62,527
Paid in Capital	10,018,785	9,855,502
Paid in Capital Shares to be issued	55,000	115,000
Deficit accumulated during the development stage	(11,005,794)	(10,185,247)
Total Shareholders’ equity (deficit)	(869,424)	(152,218)
Total liabilities and Shareholders’ equity (deficit)	$ 1,518,065	$ 1,517,618

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010 and for the period from inception (September 14, 2009) through March 31, 2011

(Unaudited)

	For the Three Months Ended 3/31/2011	For the Three Months Ended 3/31/2010	Period from Inception (September 14, 2009) to 3/31/2011

Revenues	$ 115,708	$ -	$ 320,224

Costs and Expenses:
Direct Costs	51,124	-	212,902
Sales and marketing	62,580	118,291	829,217
Customer Service and Operating Expenses	71,270	-	467,660
General and administrative	615,469	459,612	8,860,152
Research and development	67,728	215,280	721,889
Depreciation and amortization	31,288	10,434	132,599
Total operating expenses	899,459	803,617	11,224,419
Loss from Operations	(783,751)	(803,617)	(10,904,195)
Interest Expense	36,796	-	101,599
Loss before taxes	(820,547)	(803,617)	(11,005,794)
Provision for income taxes	-	-	-
Net loss	$ (820,547)	$ (803,617)	$ (11,005,794)

Income/(Loss) Per Share	$ (0.01)	$ (0.02)	$ (0.19)

Weighted Average Shares outstanding	62,575,670	51,168,249	57,920,822

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010 and for the period from inception (September 14, 2009) through March 31, 2011

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Period from Inception (September 14, 2009) to 3/31/2011
Cash flows from operating activities:
Net loss	($820,547)	($803,617)	($11,005,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31,288	10,434	132,599
Services provided in exchange for Shareholders' equity	6,000	-	161,000
Share - Based Compensation Expense	57,157	72,099	5,240,529
Amortization of beneficial conversion feature	21,342	-	70,716
Changes in assets and liabilities:
Accounts Receivable, net	4,356	-	(55,255)
Prepaid expenses	2,112	88,708	-
Other assets	-	(185,854)	(93,108)
Bank overdraft	21,152		21,152
Accounts payable	1,134	57,016	723,379
Taxes Payable	63,298	-	308,486
Deferred Revenue	(4,456)	-	14,185
Accrued liabilities	506,536	(18,973)	850,100
Other long-term liabilities - Deferred Rent	1,331	361	5,857
Net cash used in operating activities	(109,297)	(779,825)	(3,626,154)

Cash flows from investing activities:
Purchases of property and equipment	(499)	(68,720)	(411,839)
Payments for other intangible assets	(38,714)	(47,639)	(290,462)
Payments for other assets	-	-	(800,000)
Net cash used in investing activities	(39,213)	(116,359)	(1,502,301)

Cash flows from financing activities:
Proceeds from Note Payable	147,500	-	517,500
Proceeds from Issuance of Common Stock	-	950,000	4,555,955
Proceeds for Stock not issued	-	-	55,000
Net cash provided by financing activities	147,500	950,000	5,128,455

Net Increase/(decrease) in cash and cash equivalents	(1,010)	53,815	-

Cash and cash equivalents at beginning of period	1,010	266,757	-
Cash and cash equivalents at end of period	$ -	$320,572	$ -

Cash Paid for
Interest	$ -	$ -	$ -
Income Taxes	-	-	-

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

LYFE Communications, Inc. (the “Company” or “LYFE”) was incorporated under the laws of the State of Utah in August, 1999.  LYFE merged with and into Connected Lyfe, Inc. (“Connected Lyfe”) a wholly-owned subsidiary of the Company. The Company is a holding company parent of Connected Lyfe, and the Company’s business operations following the merger are those of Connected Lyfe.

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

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Taxes

At March 31, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of March 31, 2011.

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  We used a market approach for stock compensation issued to consultants.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Market approach analysis for pricing stock with infrequent trades and transactions require highly subjective assumptions, including restriction discount and blockage discounts.  Changes in these assumptions can materially affect the fair value estimate.

Recently Enacted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through March 31, 2011 of ($11,005,794), and has had negative cash flows from operating activities during the period from inception through March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans are to further develop new and innovative products and services that target the telecommunications industry.  Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term loans. Management plans to continue raising funds in this manner.  If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three months ended March 31, 2011 no options were issued to employees and 1,000,000 unvested options were forfeited and 300,000 expired unexercised.  A summary of the status of the Company’s outstanding stock options as of March 31, 2011 and changes during the period then ended is presented below:

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	9,261,000	$0.34
Granted	-	-
Expired/Cancelled	(1,300,000)	0.70
Exercised	-
Outstanding, March 31, 2011	7,961,000	0.26
Exercisable	2,015,750	$0.25

		Weighted Average
Range of Exercise	Number Outstanding	Remaining	Number Exercisable at
Prices	at March 31, 2011	Contractual Life	March 31, 2011
$ 0.25	7,870,000	2.18	2,001,250
$ 0.75	58,000	2.91	14,500
$ 1.10	8,000	3.25

Option-based compensation expense totaled $57,157 for the three months ended March 31, 2011. As of March 31, 2011, the Company had $672,018 in unrecognized compensation costs related to non-vested stock options granted under the Plan with a remaining amortization period of approximately 3 years.

	Nonvested Shares	Weighted Average Exercise Price
January 1, 2011	9,261,000	$0.34

Granted	-	-
Vested	(2,315,750)	0.26
Forfeited	(1,300,000)	0.60

Nonvested at March 31, 2011	5,645,250	$0.33

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Composition of Certain Financial Statement Captions

Other Assets

In February 2010, the Company signed a letter of intent to enter into a services and asset acquisition agreement with a network operator.  The agreement provides for a payment of $350,000, which was fully paid in October 2010.  The payments were made in advance of taking possession of the video distribution system and video content rights provided in the agreement. If the network operator does not fulfill remaining conditions of the agreement pertaining to the transfer of rights and licenses, which are subject to content provider approval, the asset may be determined to be impaired.  If the Company does not obtain the necessary financing to operate the system, the asset may be determined to be impaired.

On March 3, 2011 the Company received a “notice of exercise of video system reversionary rights.” Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with Connected Lyfe on a resolution.  However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.  As of May 23, 2011 no resolution has been made.

On May 14, 2010, the Company entered into a Purchase Agreement with a telecom and cable services provider. Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company in exchange for $500,000 in cash, which was received by the telecom and cable services provider on execution of the agreement, and 240,000 shares of the Company’s common stock.  As of March 31, 2011 all conditions related to the purchase have not been completed. The remaining condition relate to the transfer of the assets and the ability of LYFE to operate and service the customer base in the specified properties.  If LYFE is unable to obtain the financing or operating structure to service the customers the asset may be determined to be impaired.  If the assets do not provide sufficient revenues to cover expenses associated with the properties, the asset may be determined to be impaired.  If the suppliers do not honor the contracts or provide the necessary services to the customers or network infrastructure, the asset may be determined to be impaired.

6.  Equity

During the quarter ended March 31, 2011 the Company issued 58,000 shares of common stock. The Company issued 50,000 shares for cash received in 2010 at $1.20 per share.  As of March 31, 2011, there were 45,833 shares to be issued for proceeds of $55,000.  The Company issued 8,000 shares for services valued at $0.75 per share, or $6,000.

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.  Related Party Transactions

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with Robert Bryson, CEO and Chairman of the Board of LYFE.  The note has a 60 day maturity and 9% interest rate.  As of March 31, 2011 LYFE has accrued $13,577 interest on the note payable to Robert Bryson and recorded $4,180 in interest expense for the three months ending March 31, 2011.  As of May 16, 2011 no payments have been made on the note.

On July 1, 2010 LYFE entered into a short-term note payable of $35,000 with Smith Consulting Services (SCS) and affiliates.  SCS and affiliates are shareholders of greater than 10% of voting common stock.  The loan does not have an interest rate or due date.

A shareholder loaned the Company $5,000 on a short-term note payable.  The note has a 1 year maturity and 12% interest rate.  As of March 31, 2011, the Company had accrued interest of $479 and recorded interest of $171 for the period ending March 31, 2011.

On February 16, 2011 an officer of the Company loaned the Company $100,000.  The note has a 1 year maturity and 12% interest rate.  As of March 31, 2011 LYFE has accrued $1,433 interest on the note payable and recorded $1,433 in interest expense for the three months ending March 31, 2011.  As of May 16, 2011 no payments have been made on the note.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS).  The note is due on demand with an 18% interest rate.  As of March 31, 2011 LYFE has accrued $343 interest on the note payable and recorded $343 in interest expense for the three months ending March 31, 2011.  As of May 16, 2011 no payments have been made on the note.

8.  Notes Payable

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

LYFE Communications, Inc.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.  Notes Payable (Continued)

On January 21, 2011, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on October 24, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms on the above-mentioned notes and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF was determined based on the stock price on the day of commitments, the discounts as agreed to in the notes, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock.  The value of the BCF of the two notes has been calculated at $83,702.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized over the life of the note.  For the three months ended March 31, 2011, the Company recorded $21,159 in amortization.  As of March 31, 2011 the accumulated amortization was $49,188.  As of May 16, 2011 no payments have been made on these notes and no conversion has been made.

As of March 31, 2011, the Company has accrued interest of $13,784 on these notes and recorded interest expense of $8,693 for the three months ended March 31, 2011.

9.  Subsequent Events

On April 13, 2011 the Company’s board of directors, approved, priced and granted 5,160,000 options to purchase 5,160,000 shares of the Company’s common stock.  The options were priced at $0.21.  On May 5, 2011 the Company’s board of directors cancelled the 5,160,000 options granted on April 13, 2011 and reissued 5,196,000 options to purchase 5,196,000 shares of the Company’s common stock.  The options were priced at $0.12.

Subsequent to quarter end, the Company issued 1,950,000 shares for services related to fund raising and investor relations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10-K, filed on April 15, 2011, for the year ended December 31, 2010.

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

Results of Operations

LYFE Communications is in the development phase as our planned principal operations have commenced but there has not been significant revenue therefrom.

Revenue - During the quarterly period ended March 31, 2011, we recognized $115,708 in revenues.  The Company had no revenues for the three months ended March 31, 2010.  Sales over our provider network commenced in April 2010.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended March 31, 2011 direct costs were $51,124.  The Company incurred no direct costs in the same period in 2010.  Sales and associated direct costs did not commence until April 2010.

Sales and Marketing – Sales and marketing costs are comprised of sales commissions and salaries, marketing relationships and materials. Sales costs in total decreased for the three month period ended March 31, 2011 to $62,580 from $118,291 for the same period in 2010.  The decrease is a result of headcount decreases of in-house sales personnel as the Company developed marketing operations in 2010.

Customer Service and Operating Expenses – Customer Service and Operating costs are comprised of the Company’s call center, technical support, project management and general operations. Customer Service costs increased in total to $71,270 for the three months ended March 31, 2011 from $0 for the same period in 2010 primarily as a result of increases in head count in customer service.

General and Administrative – General and Administrative costs increased $155,857 for the three months ended March 31, 2011 from the three months ended March 31, 2010 due to an increase in employee head count and increases due to increasing operating activities.

Research and Development – Research and development costs are comprised of the costs to develop our next generation media and communications network.  The costs decreased $147,552 for the three months ended March 31, 2011 from the three months ended March 31, 2010 due to a decrease in software developers and an increase in capitalized software development.

Net Loss - We had a net loss for the three months ended March 31, 2011, of $820,547 and for the three months ended March 31, 2010 $803,617, respectively.  This represents a loss per share of $0.02 and $0.01 respectively.

Lyfe’s R&D teams continue to build, test, and pilot the full foundation of our all IP next generation “TV Anywhere” technologies and systems, with commercial deployment slated for end of Q3 2011. We continue to operate and extend our current generation all IP services to an expanding base of subscribers and networks which will be readily migrated onto the next generation platform and services.

Total Addressable Market

Lyfe anticipates expansion into Texas, Arizona, Washington, and California. These markets beyond the Wasatch Front in Utah represent hundreds of new high density communities across which Lyfe can deliver services into over 1,500,000 residential units. In addition to these reachable communities Lyfe is also developing flexible partnership operating models with existing TV and Network Operators seeking to replace legacy TV providers like Cable and Satellite offerings with more advanced and competitive than the analog/digital services available today.  However, in order for Lyfe to expand it must first secure sufficient funding.

Liquidity and Capital Resources

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

During the three months ended March 31, 2011, the current assets decreased by $7,478 when compared to December 31, 2010.

During the three months ended March 31, 2011, the current liabilities increased by $716,322 when compared to December 31, 2010.   The primary reason for the increase is due to the fact that the Company has experienced an increase in notes payable and accrued liabilities. The majority of the increase is attributable to an increase in accrued wages which is categorized as accrued liabilities on the balance sheet.   Also, toward the end of 2010, two significant funding commitments were unable to provide working capital for the Company which resulted in a significant increase in current liabilities.

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

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2011.

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

Based on that evaluation, our chief financial and chief executive officers concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the quarter ending March 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A.  Risk Factors.

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

LYFE Communications commenced limited operations in April of 2010, therefore, we have limited operating history on which to make an investment decision. Accordingly, LYFE Communications has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through March 31, 2011, LYFE Communication’s business has not shown a profit in operations and has generated modest revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 3 to the LYFE Communications Inc’s March 31, 2011 financial statements, we have limited revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

We are trying to grow our effort to provide services and we are still hiring key positions and integrating personnel at all levels into a cohesive team.  If executives or other new hires integrate poorly, perform badly, or do not have the anticipated experience or skill sets required, our current and planned business endeavors could be harmed.  Planned personnel, management practices and controls may also prove to be inadequate to provide services, acquire customers and partners and operate the business, and any gaps or failures may have a material adverse affect on our business, financial condition and results of operations.

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

Our pursuit of technology or process patents may prove to be fruitless.  While our management has experience in these areas and intends to pursue patent applications around our technologies and business processes, we cannot guarantee that other patents have not already superseded those, which we intend to pursue.  We have applied the knowledge and insight from our management teams’ industry experience and relationships to research the platform and technology directions of other industry participants and are unaware of other providers of the specific capabilities of LYFE Communications’ technology development; however, patents filed with the U. S. Patent Office during the past fifteen (15) months are not publicly available, and patent applications that cover our concepts could have already been filed by others which may materially and adversely affect our business, results of operations and financial condition..

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

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

· user privacy;

· pricing;

· content;

· copyrights;

· distribution; and

· characteristics and quality of products and services.

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

The secure transmission of confidential information over public networks is critical to electronic commerce and communications.  Anyone who can circumvent our security measures could misappropriate confidential information or cause interruptions in our operations.  We may have to spend large amounts of money and other resources to protect against potential security breaches or to alleviate problems caused by any breach. These costs may not be able to pass along to customers making our operations less profitable.  Additionally, we could be liable for breaches of security resulting in customers’ information being obtained in such breaches, which could subject us to potential liability, which may materially and adversely affect our business, results of operations and financial condition.

We rely on providers of content to provide rights for the distribution of their content to our customers, which could be withdrawn, or prices for providing content could become cost prohibitive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011 the Company did not sell any shares of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification of Gregory Smith Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Garrett Daw Pursuant to Section 302 of the Sarganes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	May 23, 2011	By:	/s/Gregory Smith
Gregory Smith, CEO, director

Date:	May 23, 20211	By:	/s/Garrett Daw
Garrett Daw, Executive Vice President, acting CFO and director