Form 10-Q
period 2011-06-30
LYFE Communications, Inc.
filed 2011-08-22
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ X] No [  ]

The Company does not have a Corporate web site set up to post the content.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 22, 2011 – 69,481,253 shares of common stock.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

LYFE Communications, Inc.

 [A Development Stage Company]

Condensed Consolidated Balance Sheets

As of June 30, 2011

And December 31, 2010

	June 30, 2011	December 31, 2010
	[Unaudited]	[Audited]
Assets
Current assets:
Cash and cash equivalents	$ 25,664	$ 1,010
Accounts receivable, net of allowance	44,319	59,611
Prepaid expenses	114,000	2,112
Total current assets	183,983	62,733

Property and equipment, net	307,508	317,630
Intangible assets, net	585,861	244,147
Other assets	361,775	893,108
Total assets	$ 1,439,127	$ 1,517,618

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$ 810,783	$ 722,245
Accrued liabilities	993,234	328,768
Deferred revenue	16,197	18,641
Taxes Payable	299,388	245,188
Notes Payable	83,062	120,672
Notes Payable – related party	323,088	215,000
Interest Payable	19,664	5,091
Interest Payable – related party	23,833	9,705
Total current liabilities	2,569,249	1,665,310

Other long-term liabilities	3,801	4,526
Total liabilities	2,573,050	1,669,836

Shareholder's equity (deficit):
Common Stock, $0.001 par value; 200,000,000 shares authorized; 67,198,759 and 62,527,337 shares issued and outstanding, respectively	67,198	62,527
Paid in Capital	11,528,695	9,855,502
Paid in Capital Shares to be issued	-	115,000
Deficit accumulated during the development stage	(12,729,816)	(10,185,247)
Total Shareholders’ equity (deficit)	(1,133,923)	(152,218)
Total liabilities and Shareholders’ equity (deficit)	$ 1,439,127	$ 1,517,618

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2010, and for the period from inception (September 14, 2009) through June 30, 2011 (Unaudited)

	For the Three Months Ended 6/30/2011	For the Three Months Ended 6/30/2010	For the Six Months Ended 6/30/2011	For the Six Months Ended 6/30/2010	Period from Inception (September 14, 2009) to 6/30/2011

Revenues	$ 95,551	$ 30,129	$ 211,259	$ 30,129	$ 415,775

Costs and Expenses:
Direct Costs	63,245	40,610	114,369	40,610	276,147
Sales and marketing	5,978	177,851	68,558	296,142	835,195
Customer Service and Operating Expenses	32,907	283,555	104,177	283,555	500,567
General and administrative	1,412,203	5,741,374	2,027,672	6,200,986	10,272,355
Research and development	18,075	160,870	85,803	376,150	739,964
Depreciation and amortization	31,289	23,741	62,577	34,175	163,888
Loss on asset disposal	145,044	-	145,044	-	145,044
Total operating expenses	1,708,741	6,428,001	2,608,200	7,231,618	12,933,160
Loss from Operations	(1,613,190)	(6,397,872)	(2,396,941)	(7,201,489)	(12,517,385)
Other Expenses
Interest Expense	110,832	-	147,628	-	212,431
Loss before taxes	(1,724,022)	(6,397,872)	(2,544,569)	(7,201,489)	(12,729,816)
Provision for income taxes	-	-	-	-	-
Net loss	$ (1,724,022)	$ (6,397,872)	$ (2,544,569)	$ (7,201,489)	$ (12,729,816)

Basic and Diluted Income/(Loss) Per Share	$ (0.03)	$ (0.11)	$ (0.04)	$ (0.13)	$ (0.22)

Weighted Average Shares outstanding	64,183,591	59,662,844	63,384,072	55,410,132	58,792,413

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010 and for the period from inception (September 14, 2009) through June 30, 2011 (Unaudited)

	For the Six Months Ended 6/30/2011	For the Six Months Ended 6/30/2010	Period from Inception (September 14, 2009) to 6/30/2011
Cash flows from operating activities:
Net loss	$ (2,544,569)	$ (7,201,489)	$ (12,729,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	62,577	34,175	163,888
Services provided in exchange for common stock	120,000	-	275,000
Share - Based Compensation Expense	1,059,062	5,073,800	6,242,434
Amortization of beneficial conversion feature	105,997	-	155,371
Loss on Asset Disposal	145,044	-	145,044
Changes in assets and liabilities:
Accounts Receivable, net	15,292	(27,020)	(44,319)
Prepaid expenses	2,112	261,518	-
Other assets	31,333	(30,350)	(61,775)
Accounts payable	88,538	297,657	810,783
Taxes Payable	54,200	-	299,388
Deferred Revenue	(2,444)	-	16,197
Accrued liabilities	694,950	150,131	1,038,514
Other long-term liabilities - Deferred Rent	(725)	1,486	3,801
Net cash used in operating activities	(168,633)	(1,440,092)	(3,685,490)

Cash flows from investing activities:
Purchases of property and equipment	(499)	(255,069)	(411,839)
Payments for other intangible assets	(38,714)	(116,596)	(290,462)
Deposits paid toward business acquisition	-	(500,000)	(500,000)
Payments for other assets	-	(175,000)	(300,000)
Net cash used in investing activities	(39,213)	(1,046,665)	(1,502,301)

Cash flows from financing activities:
Proceeds from Note Payable	212,500	175,000	582,500
Proceeds from Issuance of Common Stock	20,000	2,045,000	4,630,955
Net cash provided by financing activities	232,500	2,220,000	5,213,455
Net Increase/(decrease) in cash and cash equivalents	24,654	(266,757)	25,664
Cash and cash equivalents at beginning of period	1,010	266,757	-
Cash and cash equivalents at end of period	$ 25,664	$ -	$ 25,664
Cash Paid for
Interest	$ -	$ -	$ -
Income Taxes	-	-	-
Non-cash transactions
Stock issued for prepaid expense	114,000	-	114,000
Deposits applied to business acquisition	500,000		500,000
Debt Converted to Equity	83,600		83,600

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

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

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

Taxes

At June 30, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of June 30, 2011.

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

Recently Enacted Accounting Pronouncements

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Repurchase Agreements - In April 2011, accounting standards update on “Reconsideration of Effective Control for Repurchase Agreements” was issued. The amendments in this update remove from the assessment of effective control (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not believe that this update will have an impact on its operations.

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Troubled Debt Restructuring - In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not believe that this new pronouncement will have a material impact on its operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through June 30, 2011 of $12,729,816, and has had negative cash flows from operating activities during the period from inception through June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In April of 2010, the Company commenced sales operations by providing subscribers services over a partner network provider.  The Company anticipates maintaining subscriptions throughout the rest of 2011, which will require further financing for operating costs, capital expenditures and general expenses. We anticipate that the funds received from subscribers throughout 2011 will not be sufficient to fund operations and would require additional debt or equity financing in order to meet planned expenditures over the next 12 months.

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

4. Business Combinations

On May 14, 2010, the Company entered into a Purchase Agreement with a telecom and cable services provider. At this time, the Company made a deposit of $500,000 toward the purchase.  Under the terms of the agreement, Connected Lyfe would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company. On June 22, 2011 the Company completed the acquisition of the (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system.  The Company accounted for the transaction as a business combination in accordance with ASC 805.

The estimated allocation of the purchase price was as follows:

Assets:
Property and equipment	$73,040
Intangible assets	426,960
Total assets acquired	500,000

Total consideration	$500,000

Two of the properties with an estimated value of $145,044 were returned to the seller and were recorded as a loss on disposal of assets. As of the date of the report, management has estimated the value of the remaining property rights of entry recorded as intangible assets with a five year life at $303,000 and the remaining infrastructure and equipment at $51,956 as of June 22, 2011.  The business combination was a result of the acquisition of the assets from  Ygnition Networks, a long-standing partner and operator in the MDU space. Services and subscribers from forty-three properties in seven cities in the US have been transferred to Lyfe Communications. The Company has plans to consolidate these operations and increase the number and type of services provided at these locations. This tends to increase the market share of the property, as the offerings are typically much stronger than what was typically offered.

It is impracticable to disclose the revenues and expenses from the acquisition because the accounting is incomplete.  Additionally the allocation of purchase price to the assets acquired in the business combination is based on management’s best estimate of fair value of the acquired assets and will be adjusted when a full valuation is completed.  The estimates were based on the approximate values of the assets provided by the seller.  The accounting is incomplete at the time of this report due to the timing of the acquisition which was completed at period end which does not allow sufficient time to complete a full valuation of the rights of entry, property, equipment, licenses, customers, and network infrastructure.

5. Equity-Based Compensation

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

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

Expected life	1.0 - 5 years
Expected stock price volatility	71.10 – 115.90%
Expected dividend yield	0.0%
Risk-free interest rate	0.34 – 1.94%

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

The Company recognized compensation expense on the cancelled and reissued options in accordance with ASC 718 as of the issue date, with any additional incremental costs on subsequent reissuance.

The Company recognized $881,341 of compensation expense for 5,160,000 options that were issued on April 13, 2011 with immediate vesting with a $0.21 strike price.  The options were cancelled and re-issued on May 6, 2011 along with an additional 36,000 options with immediate vesting and a $0.12 strike price.  The Company recognized $39,403 in incremental cost associated with the 5,160,000 reissued options and $3,945 for the additional 36,000 options.  The options were then cancelled and reissued on July 28, 2011 (see subsequent events).

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	9,261,000	$0.34
Granted	5,196,000	0.12
Expired/Cancelled	(1,190,000)	0.67
Exercised	-
Outstanding, June 30, 2011	13,267,000	0.20
Exercisable	6,404,750	$0.14

		Weighted Average
Range of Exercise	Number Outstanding	Remaining	Number Exercisable at
Prices	at June 30, 2011	Contractual Life	June 30, 2011
$ 0.12	5,196,000	4.92	5,196,000
$ 0.25	8,055,000	1.84	1,208,750
$ 0.75	8,000	2.65	-
$ 1.10	8,000	3.00	-

	Nonvested Shares	Weighted Average Exercise Price
January 1, 2011	9,261,000	$0.34

Granted	5,196,000	0.12
Vested	(6,404,750)	0.14
Forfeited	(1,190,000)	0.60

Nonvested at June 30, 2011	6,862,250	$0.25

Option-based compensation expense totaled $1,001,905 and $1,059,062for the three and six months ended June 30, 2011 respectively. The total fair value of options vested was $1,017,671 for the period ended June 30, 2011.  As of June 30, 2011, the Company had $620,444 in unrecognized compensation costs related to non-vested stock options granted under the Plan.

6. Composition of Certain Financial Statement Captions

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

On March 3, 2011 the Company received a “notice of exercise of video system reversionary rights.” Currently, there is a dispute between UTOPIA and LYFE Communications as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with LYFE Communications on a resolution.  However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.  As of August 19, 2011 no resolution has been made.

7. Operating Leases

The Company leases office space in Utah under an operating lease that expires in May 2013. The Company has forfeited deposits due to non-payment of the rent and is in default of the lease agreement. Based on the default of the rental agreement, the Company does not foresee continued rental space usage or the recognition of deferred rent.  The Utah property owner is a relative of one of the officers of the Company.

8. Employment Agreements

The Company has employment agreements with certain of its executive officers providing for severance payments in the event of termination of their employment without cause.  If all of these employees were terminated the Company would be required to make payments totaling approximately $3.50 million.

9.  Equity

During the six months ended June 30, 2011, the Company issued 4,671,422 shares of common stock.

The Company issued 95,834 shares for cash received in 2010 at $1.20 per share, which were classified as shares to be issued as of December 31, 2010, or $115,000.

On January 15, 2011, the Company issued 8,000 shares for services valued at $0.75 per share, or $6,000.

The Company issued 2,467,588 shares in exchange for $83,600 in debt relief. See Note 11.

In May 2011, the Company received $20,000 for the issuance of 200,000 shares.

On May 12, 2011 the Company issued 1,900,000 shares to consultants in exchange for services.  The shares were valued at the fair value of $0.12 per share, or $228,000, and recorded as stock compensation to the consultants, with $114,000 recognized as a prepaid expense.

10.  Related Party Transactions

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with Robert Bryson, a Director of LYFE.  The note has a 60 day maturity and 9% interest rate.  As of June 30, 2011 LYFE has accrued $17,947 interest on the note payable to Robert Bryson and recorded $4,180 in interest expense for the three months ending June 30, 2011.  The Company is currently in default as no payments have been made on the note.

On July 1, 2010 LYFE entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.  SCS and affiliates are shareholders of greater than 10% of voting common stock.  The loan does not have an interest rate or due date.

On February 16, 2011 an officer of the Company loaned the Company $100,000.  The note has a 1 year maturity and 12% interest rate.  As of June 30, 2011 LYFE has accrued $4,550 interest on the note payable and recorded $3,117 in interest expense for the three months ending June 30, 2011.  As of August 19, 2011 no payments have been made on the note.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS).  The note is due on demand with an 18% interest rate.  As of June 30, 2011 LYFE has accrued $686 interest on the note payable and recorded $343 in interest expense for the three months ending June 30, 2011.  No payments have been made on this note.

On May 31, 2011, a shareholder loaned the Company $5,000 on a short-term convertible note payable.  The note is due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 50% of the market price on date of conversion.  As of June 30, 2011, the Company had accrued interest of $650 and recorded interest of $171 for the three months ending June 30, 2011.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms on this note and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF was determined based on the stock price on the day of commitments, the discounts as agreed to in the notes, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock.  The value of the BCF of the note has been calculated at $5,000. The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized over the life of the note.  For the three and six months ended June 30, 2011, the Company expensed $588 and $588 respectively through interest.  As of June 30, 2011 the balance debenture discount balance was $4,412.

11.  Notes Payable

During 2010, the Company borrowed $65,000 with a stated interest rate of 18%. Of which, $15,000 was due on November 5, 2010. The remaining $50,000 is due on October 1, 2011.  On May 13, 2011 the original holder of the two notes totaling $65,000 assigned the entire debt to a new holder. The Company also agreed to a debt modification whereby the interest rate was reduced to 12%; the maturity date was modified to May 13, 2012; and provided for conversion rights that allow the holder of the note to convert all, or any part, of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices of the common stock during the most recent ten day period.  During the quarter, the Company issued 1,266,556 shares in exchange for a principal reduction of $42,000 related to this note.  As of June 30, 2011, the remaining principal balance was $23,000.  As of June 30, 2011 LYFE has accrued $9,285 interest on the note payable and recorded $3,090 in interest expense for the three months ending June 30, 2011.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price of $0.70.  As of June 30, 2011 LYFE has accrued $7,279 in interest on the note payable and recorded $2,606 in interest expense for the three months ending June 30, 2011.  The Company is currently in default as no payments have been made on the note.

On December 9, 2010, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on September 13, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the common stock during the most recent ten day period.  During the quarter, the Company issued 1,201,032 common shares in exchange for the $40,000 principal and $1,600 in accrued interest.  As of June 30, 2011 LYFE has accrued $976 in interest on the note payable and recorded $842 in interest expense for the three months ending June 30, 2011.

On January 21, 2011, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on October 24, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  As of June 30, 2011 LYFE has accrued $1,643 in interest on the note payable and recorded $838 in interest expense for the three months ending June 30, 2011.

On May 20, 2011, the Company signed a $20,000 convertible promissory note with a third party. The note bears interest at 12% per annum and is due on January 13, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On June 6, 2011, the Company signed a $40,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 6, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  As of June 30, 2011 LYFE has accrued $481 in interest on the note payable and recorded $213 in interest expense for the three months ending June 30, 2011.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms on the above-mentioned notes and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF was determined based on the stock price on the day of commitments, the discounts as agreed to in the notes, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock.  The value of the BCF of the notes has been calculated at $248,702.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized over the life of the notes.  For the three and six months ended June 30, 2011, the Company expensed $84,838 and $105,409 respectively through interest.  As of June 30, 2011 the balance debenture discount balance was $89,938.

12.  Subsequent Events

On July 6, 2011 the Company issued 375,000 common shares in exchange for $30,000.

On July 13, 2011, the Company issued 409,253 common shares for conversion of $11,500 in debt.

On July 27, 2011, the Company issued 511,112 common shares for conversion of $11,500 in debt.

On July 28, 2011, the Company’s board of directors cancelled the 5,196,000 options granted on May 12, 2011 and reissued 5,196,000 options to purchase 5,196,000 shares of the Company’s common stock.  The reissued options were priced at $0.045 per share.

On July 28, 2011, the Company entered into a $35,000 short-term 8% convertible note with a nine month maturity for cash consideration.

On August 4, 2011, the Company issued 474,308 common shares for conversion of $12,000 in debt.

On August 5, 2011, the Company issued 512,821 common shares for conversion of $12,000 in debt.

On August 10, 2011 the Company entered into a $100,000 short-term 8% convertible note with a maturity date of February 10, 2012 for cash consideration.  The principal and interest is due at the maturity of the note.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended June 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10-K, filed on April 15, 2011, for the year ended December 31, 2010.

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

Revenue - During the three months ended June 30, 2011 and 2010, we received $95,551 and $30,129 respectively, in revenues.  For the six months ended June 30, 2011 and 2010, the Company recognized $211,259 and $30,129 respectively.  The revenue was for services provided to LYFE customers over our service provider network for Video, Voice over internet, and data services.  The increase in revenue was due to the Company beginning services in April 2010 and a lower customer base in 2010.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended June 30, 2011 and 2010, we incurred $63,245 and $40,610 respectively, in direct costs.  For the six months ended June 30, 2011 and 2010, the Company incurred $114,369 and $40,610 respectively.  The costs were for services provided to LYFE customers over our service provider network for Video, Voice over internet, and data services.  The increase in direct costs was due to the Company beginning services in April 2010 and a lower customer base in 2010.

Sales and Marketing – Sales and marketing costs are comprised of sales commissions and salaries, marketing relationships and materials. During the three months ended June 30, 2011 and 2010, we incurred $5,978 and $177,851 respectively, in sales and marketing costs.  For the six months ended June 30, 2011 and 2010, the Company incurred $68,558 and $296,142 respectively.  The decrease is a result of headcount decreases of in-house sales, and a decrease in customer sales by outside sales due to insufficient liquidity and access to capital.

Customer Service and Operating Expenses – Customer Service and Operating costs are comprised of the Company’s call center, technical support, project management and general operations. During the three months ended June 30, 2011 and 2010, we incurred $32,907 and $283,555 respectively, in customer service and operating expenses.  For the six months ended June 30, 2011 and 2010, the Company incurred $104,177 and $283,555 respectively.  The decrease is a result of headcount decreases and maintaining steady operations over a steady customer base.  Additionally, we switched service providers that significantly decreased our operating costs and our customer service costs at the end of 2010.

General and Administrative – During the three months ended June 30, 2011 and 2010, we incurred $1,412,203 and $5,741,374 respectively, in general and administrative expenses.  For the six months ended June 30, 2011 and 2010, the Company incurred $2,027,672 and $6,200,986 respectively.  The large decrease in costs was due to stock issued in April 2010 on the merger of Connected Lyfe with LYFE Communications.  Additionally, the Company decreased headcount and administrative operations in 2011 due to insufficient liquidity and access to capital.

Research and Development – Research and development costs are comprised of the costs to develop our next generation media and communications network.  During the three months ended June 30, 2011 and 2010, we incurred $18,075 and $160,870 respectively, in research and development costs.  For the six months ended June 30, 2011 and 2010, the Company incurred $85,803 and $376,150 respectively.  The research and development costs decreased due to a decrease in headcount due to insufficient liquidity and access to capital.

Net Loss - During the three months ended June 30, 2011 and 2010, we incurred a net loss of $1,724,022 and $6,397,872 respectively.  For the six months ended June 30, 2011 and 2010, the Company incurred a net loss of $2,544,569 and $7,201,489 respectively.    This represents a loss per share of $0.03 and $0.11 for the three months ended June 30, 2011 and 2010 respectively, and $0.04 and $0.13 for the six months ended June 30, 2011 and 2010 respectively.  The Company incurred significant non-cash expenses for the issuance of stock on the merger of Connected Lyfe and LYFE Communications in April 2010.  The Company has decreased workforce and operations in 2011 due to insufficient liquidity and access to capital.

LYFE Communications continues to maintain a customer base with Video, Data, and VOIP services.  The Company is actively seeking investor capital to continue with operations and to build, test, and pilot the full foundation of our all IP next generation “TV Anywhere” technologies and systems, with commercial deployment.

Total Addressable Market

LYFE communications anticipates receipt of capital and liquidity to continue to build and test the next generation of IP technologies.  Additionally, Lyfe anticipates expansion into Texas, Arizona, Washington, and California with current and future technologies. These markets beyond the Wasatch Front in Utah represent hundreds of new high density communities across which Lyfe can deliver services into over 1,500,000 residential units. In addition to these reachable communities Lyfe is also developing flexible partnership operating models with existing TV and Network Operators seeking to replace legacy TV providers like Cable and Satellite offerings with more advanced and competitive than the analog/digital services available today.  However, in order for LYFE to expand it must first secure sufficient funding.

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

As of June 30, 2011, the current assets increased by $121,250 when compared to December 31, 2010 due to an increase in prepaid assets from the issuance of stock for services in May 2011.

As of June 30, 2011, the current liabilities increased by $903,939 when compared to December 31, 2010.   The primary reason for the increase is due to the fact that the Company has experienced an increase in notes payable and accrued liabilities. The majority of the increase is attributable to an increase in accrued wages which is categorized as accrued liabilities on the balance sheet.   Also, toward the end of 2010, two significant funding commitments were unable to provide working capital for the Company which resulted in a significant increase in current liabilities.

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

Based on that evaluation, our chief executive officer concluded that, as of June 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Since the evaluation, our management has made adjustments and improved our internal controls and continues to make adjustments and improve the Company’s internal controls and procedures.

Changes in internal control over financial reporting

There have been changes in internal control over financial reporting during the three months ended June 30, 2011due to employee turnover and staffing changes.  The Company continues to monitor and improve internal controls as resources are  available.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 2, 2011 the Company received from UTOPIA a notice of termination in conjunction with the agreement between Connected Lyfe and UTOPIA entitled Non-Exclusive Network Access and Use Agreement.  According to the notice, Connected Lyfe has until May 2, 2011 to transition its customers to another service provider on the UTOPIA network or cure the breach by working out an arrangement with UTOPIA that is acceptable.  The notice of termination is due to non-payment of network access fees. UTOPIA and the Company have agreed that as long as the Company pays the monthly network fees moving forward that UTOPIA will not pursue its rights under the notice of termination.  If the Company is unable to maintain its payments under the new agreement, UTOPIA may pursue its right to transition its customers on the UTOPIA network to another service provider.

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

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on April 15, 2011. There have been no material changes in the Company’s assessment of its risk factors during the three months ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011 the Company sold 200,000 restricted shares for $20,000 in proceeds.  The proceeds were used to fund operations.

Item 3. Defaults Upon Senior Securities.

May 28, 2010 loan to related party for $175,000 with a 9% interest rate due August 28, 2010 is in default.

October 4, 2010 $50,000 loan with an 18% interest rate due December 3, 2010 is in default.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification of Greg Smith Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Garrett Daw Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	August 22, 2011	By:	/s/Greg Smith
Greg Smith, CEO

Date:	August 22, 2011	By:	/s/Garrett Daw
Garrett Daw, Executive VP, CFO