Form 10-Q
period 2011-09-30
LYFE Communications, Inc.
filed 2011-11-21
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-50892

LYFE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638511
(State or other jurisdiction of	27-1606216 (I.R.S. Employer Identification No.)
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

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 21, 2011 – 75,816,599 shares of common stock.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2011

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

LYFE Communications, Inc.

 [A Development Stage Company]

Condensed Consolidated Balance Sheets

As of September 30, 2011

and December 31, 2010

	September 30, 2011	December 31, 2010
	[Unaudited]	[Audited]
Assets
Current assets:
Cash and cash equivalents	$ 38,494	$ 1,010
Accounts receivable, net of allowance	53,334	59,611
Prepaid expenses	49,978	2,112
Total current assets	141,806	62,733

Property and equipment, net	268,833	317,630
Intangible assets, net	570,711	244,147
Other assets	361,775	893,108
Total assets	$ 1,343,125	$ 1,517,618

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$ 936,593	$ 722,245
Accrued liabilities	1,155,672	328,768
Deferred revenue	15,557	18,641
Taxes Payable	330,105	245,188
Notes Payable	459,083	120,672
Notes Payable – related party	275,000	215,000
Interest Payable	18,297	5,091
Interest Payable – related party	31,374	9,705
Total current liabilities	3,221,681	1,665,310

Other long-term liabilities	3,801	4,526
Total liabilities	3,225,482	1,669,836

Commitments and contingencies

Shareholders’ deficit:
Common Stock, $0.001 par value; 200,000,000 shares authorized; 73,377,326 and 62,527,337 shares issued and outstanding, respectively	73,378	62,527
Paid in Capital	11,780,091	9,855,502
Paid in Capital Shares to be issued	-	115,000
Deficit accumulated during the development stage	(13,735,826)	(10,185,247)
Total Shareholders’ deficit	(1,882,357)	(152,218)
Total liabilities and Shareholders’ deficit	$ 1,343,125	$ 1,517,618

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010, and for the period from inception (September 14, 2009) through September 30, 2011

(Unaudited)

	For the Three Months Ended 9/30/2011	For the Three Months Ended 9/30/2010	For the Nine Months Ended 9/30/2011	For the Nine Months Ended 9/30/2010	Period from Inception (September 14, 2009) to 9/30/2011

Revenues	$ 215,052	$ 84,962	$ 426,311	$ 115,091	$ 630,827

Costs and Expenses:
Direct Costs	164,032	69,585	278,401	110,195	440,179
Sales and marketing	3,270	226,635	71,828	522,777	838,465
Customer Service and Operating Expenses	51,697	57,847	155,874	341,402	552,264
General and administrative	810,990	791,777	2,838,662	6,992,763	11,083,345
Research and development	3,381	108,493	89,184	484,643	743,345
Depreciation and amortization	46,438	34,543	109,015	68,718	210,326
Loss on asset disposal	7,387	-	152,431	-	152,431
Total operating expenses	1,087,195	1,288,880	3,695,395	8,520,498	14,020,355
Loss from Operations	(872,143)	(1,203,918)	(3,269,084)	(8,405,407)	(13,389,528)
Other Income (Expense)
Gain on debt forgiveness	28,108	-	28,108	-	28,108
Interest Expense	(161,975)	-	(309,603)	-	(374,406)
Loss before taxes	(1,006,010)	(1,203,918)	(3,550,579)	(8,405,407)	(13,735,826)
Provision for income taxes	-	-	-	-	-
Net loss	$ (1,006,010)	$ (1,203,918)	$ (3,550,579)	$ (8,405,407)	$ (13,735,826)

Income/(Loss) Per Share	$ (0.01)	$ (0.02)	$ (0.05)	$ (0.15)	$ (0.23)

Weighted Average Shares outstanding	70,754,854	61,896,319	65,867,999	57,690,858	60,267,674

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010 and for the period from inception (September 14, 2009) through September 30, 2011

(Unaudited)

	For the Nine Months Ended 9/30/2011	For the Nine Months Ended 9/30/2010	Period from Inception (September 14, 2009) to 9/30/2011
Cash flows from operating activities:
Net loss	$ (3,550,579)	$ (8,405,407)	$ (13,735,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	109,015	68,718	210,326
Services provided in exchange for Shareholders' equity	273,000	-	428,000
Share - Based Compensation Expense	1,116,624	5,160,838	6,299,996
Loss on Asset Disposal	152,431	-	152,431
Non-Cash Interest Expense	267,944	-	317,318
Changes in assets and liabilities:
Accounts Receivable, net	6,277	(43,803)	(53,334)
Other Receivable		(7,150)
Prepaid expenses	(47,866)	246,251	(49,978)
Other assets	31,333	(29,949)	(61,775)
Accounts payable	214,348	397,281	936,593
Taxes Payable	84,917	132,254	330,105
Bank Overdraft		6,833
Deferred Revenue	(3,084)	-	15,557
Accrued liabilities	865,162	226,894	1,208,726
Other long-term liabilities - Deferred Rent	(725)	2,955	3,801
Net cash used in operating activities	(481,203)	(2,244,285)	(3,998,060)

Cash flows from investing activities:
Purchases of property and equipment	(499)	(296,406)	(411,839)
Payments for other intangible assets	(38,714)	(185,021)	(290,462)
Payments for other assets	-	(800,000)	(800,000)
Net cash used in investing activities	(39,213)	(1,281,427)	(1,502,301)

Cash flows from financing activities:
Proceeds from Note Payable	418,900	215,000	788,900
Proceeds from Issuance of Common Stock	139,000	3,043,955	4,749,955
Net cash provided by financing activities	557,900	3,258,955	5,538,855

Net Increase/(decrease) in cash and cash equivalents	37,484	(266,757)	38,494

Cash and cash equivalents at beginning of period	1,010	266,757	-
Cash and cash equivalents at end of period	$ 38,494	$ -	$ 38,494
Cash Paid for
Interest	$ -	$ -	$ -
Income Taxes	-	-	-

Non Cash Transactions
Deposits Applied to Business Acquisition	500,000	-	500,000
Debt Converted to Equity	148,200	-	148,200

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

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Pronouncements

Goodwill Impairment - In September 2011, the FASB issued new accounting guidance simplifying how all entities test goodwill for impairment. The new guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

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

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through September 30, 2011 of $13,735,826 and has had negative cash flows from operating activities during the period from inception through September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In June 2011 the Company completed the acquisition of properties and the Company anticipates maintaining subscriptions throughout the rest of 2011, which will require further financing for operating costs, capital expenditures and general expenses.  We anticipate that the funds received from subscribers throughout 2011 will not be sufficient to fund operations and would require additional debt or equity financing in order to meet planned expenditures over the next 12 months.

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

It is impracticable to disclose the pro forma revenues and expenses from the acquisition because the accounting is incomplete.  Additionally the allocation of purchase price to the assets acquired in the business combination is based on management’s best estimate of fair value of the acquired assets and will be adjusted when a full valuation is completed.  The estimates were based on the approximate values of the assets provided by the seller.  The accounting is incomplete at the time of this report due to the timing of the acquisition completed recently which does not allow sufficient time to complete a full valuation of the rights of entry, property, equipment, licenses, customers, and network infrastructure.

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

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options was estimated using the simplified method for each option under ASC 718-10-S99-1 with the expected term equal to the weighted average of the vesting period and expiration date.  The Company was unable to rely on historical exercise data due to the early stage of the Company and no historical exercise data.  The simplified method was applied to all options for all periods presented. The expected volatility of the Company’s options was calculated using a blend of Company’s historic data and historical data of comparable companies in the Company’s industry. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

The Company recognized compensation expense on the cancelled and reissued options in accordance with ASC 718 as of the issue date, with any additional incremental costs on subsequent reissuance.

The Company recognized $881,341 of compensation expense for 5,160,000 options that were issued on April 13, 2011 with immediate vesting with a $0.21 strike price.  The options were cancelled and re-issued on May 6, 2011 along with an additional 36,000 options with immediate vesting and a $0.12 strike price.  The Company recognized $39,403 in incremental cost associated with the 5,160,000 reissued options and $3,945 for the additional 36,000 options.  The options were then cancelled and reissued on July 28, 2011 with immediate vesting and a strike price of $0.045.  The Company recognized $29,381 in incremental cost associated with the reissued options.

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	9,261,000	$0.34
Granted	10,392,000	0.08
Expired/Cancelled	(6,386,000)	0.28
Exercised	-
Outstanding, September 30, 2011	13,267,000	0.20
Exercisable	6,404,750	$0.14

		Weighted Average
Range of Exercise	Number Outstanding	Remaining	Number Exercisable at
Prices	at September 30, 2011	Contractual Life	September 30, 2011
$ 0.04	5,196,000	4.92	5,196,000
$ 0.25	8,055,000	1.62	1,208,750
$ 0.75	8,000	2.40	-
$ 1.10	8,000	3.75	-

	Nonvested Shares	Weighted Average Exercise Price
January 1, 2011	9,261,000	$0.34

Granted	10,392,000	0.08
Vested	(6,404,750)	0.14
Forfeited	(6,386,000)	0.28

Nonvested at September 30, 2011	6,862,250	$0.25

Option-based compensation expense totaled $57,562, and $1,116,624 for the three and nine months ended September 30, 2011 respectively. As of September 30, 2011, the Company had $511,748 in unrecognized compensation costs related to non-vested stock options granted under the Plan.

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

On March 3, 2011 the Company received a “notice of exercise of video system reversionary rights.” Currently, there is a dispute between UTOPIA and LYFE Communications as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with LYFE Communications on a resolution.  However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.  As of November 21, 2011 no resolution has been made.

7. Operating Leases

The Company leases office space in Utah under an operating lease that expires in May 2013. The Company has forfeited deposits due to non-payment of the rent and is in default of the lease agreement. Based on the default of the rental agreement, the Company does not foresee continued rental space usage or the recognition of deferred rent. As of November 21, 2011 no resolution of the default has been made.  The Utah property owner is a relative of one of the officers of the Company.

On June 15, 2011 the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with the Ann Arbor Michigan lease agreement.  The judgment was for $191,160.  The Company entered into a settlement with the landlord for $75,000 which was recorded as an accrued liability.  Subsequent to September 30, 2011, $20,000 was paid on the liability.

8.  Equity

During the nine months ended September 30, 2011, the Company issued 10,849,989 shares of common stock.

The Company issued 148,465 shares for cash received in 2010 at $0.77 per share, which were classified as shares to be issued as of December 31, 2010, or $115,000.

On January 15, 2011, the Company issued 8,000 shares for services valued at $0.75 per share, or $6,000.

The Company issued 5,708,416 shares in exchange for $148,200 in debt relief. See Note 11.

In May 2011, the Company received $20,000 for the issuance of 200,000 shares.

On May 12, 2011 the Company issued 1,900,000 shares to consultants in exchange for services.  The shares were valued at the fair value of $0.12 per share, or $228,000, and recorded as stock compensation to the consultants.

On August 9 , 2011 the Company issued 1,344,037 shares to consultants in exchange for services.  The shares were valued at the fair value of $0.03 per share, or $39,000, and recorded as stock compensation to the consultants.

On July 6, 2011, the Company received $30,000 for the issuance of 428,571 shares valued at $0.07 per share.

On September 1, 2011, the Company received $40,000 for the issuance of 500,000 shares valued at $0.08 per share.

On September 2, 2011, the Company received $30,000 for the issuance of 375,000 shares valued at $0.08 per share.

On September 6, 2011, the Company received $14,000 for the issuance of 175,000 shares valued at $0.08 per share.

On September 6, 2011, the Company received $5,000 for the issuance of 62,500 shares valued at $0.08 per share.

9.  Related Party Transactions

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with Robert Bryson, a Director of LYFE.  The note has a 60 day maturity and 9% interest rate.  As of September 30, 2011 LYFE has accrued $23,656 interest on the note payable to Robert Bryson and recorded $4,374 in interest expense for the three months ending September 30, 2011.  The Company is currently in default as no payments have been made on the note.

On February 16, 2011 an officer of the Company loaned the Company $100,000.  The note has a 1 year maturity and 12% interest rate.  As of September 30, 2011 LYFE has accrued $7,718 interest on the note payable and recorded $3,168 in interest expense for the three months ending September 30, 2011.  As of November 21, 2011 no payments have been made on the note.

10.  Notes Payable

On July 1, 2010 LYFE entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.   The loan does not have an interest rate or due date. The Company has imputed and accrued $1,099 interest on the note as of September 30, 2011.

During 2010, the Company borrowed $65,000 with a stated interest rate of 18%. Of which, $15,000 was due on November 5, 2010. The remaining $50,000 is due on October 1, 2011.  On May 13, 2011 the original holder of the two notes totaling $65,000 assigned the entire debt to a new holder.  The Company also agreed to a debt modification whereby the interest rate was reduced to 12%; the maturity date was modified to May 13, 2012; and provided for conversion rights that allow the holder of the note to convert all, or any part, of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices of the common stock during the most recent ten day period.  The Company issued 2,186,920 shares in exchange for a principal reduction of $65,000 related to this note.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.70.  As of September 30, 2011 LYFE has accrued $9,422 in interest on the note payable and recorded $2,616 in interest expense for the three months ending September 30, 2011.  The Company is currently in default as no payments have been made on the note.

On December 9, 2010, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on September 13, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the common stock during the most recent ten day period. In June, 2011, the Company issued 1,201,032 common shares in exchange for the $40,000 principal and $1,600 in accrued interest.

On January 21, 2011, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on October 24, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  In August, 2011, the Company issued 2,320,463 common shares in exchange for the $40,000 principal and $1,600 in accrued interest.  As of September 30, 2011 LYFE has accrued $1,954 in interest on the note payable and recorded $311 in interest expense for the three months ending September 30, 2011.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS).  The note is due on demand with an 18% interest rate.  As of September 30, 2011 LYFE has accrued $1,092 interest on the note payable and recorded $375 in interest expense for the three months ending September 30, 2011.  No payments have been made on this note.

On May 13, 2011, the Company signed a $20,000 convertible promissory note with a third party. The note bears interest at 12% per annum and is due on January 13, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  Consequently, the liability has been recorded at $40,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of September 30, 2011 LYFE has accrued $600 in interest on the note payable and recorded $600 in interest expense for the three months ending September 30, 2011.

On May 17, 2011, the Company signed a $6,400 convertible promissory note with a third party. The note bears interest at 2% per month and is due on August 17, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a discount to the price equal to 70% of the average daily closing trading prices for the Common Stock during the most recent five day period.  Consequently, the liability has been recorded at $21,333 on the balance sheet. The difference between the face value has been recognized as interest expense.  As of September 30, 2011 LYFE has accrued $572 in interest on the note payable and recorded $572 in interest expense for the three months ending September 30, 2011.

On May 24, 2011, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on March 6, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  Consequently, the liability has been recorded at $80,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of September 30, 2011 LYFE has accrued $1,013 in interest on the note payable and recorded $800 in interest expense for the three months ending September 30, 2011.

On May 31, 2011, a shareholder loaned the Company $5,000 on a short-term convertible note payable.  The note is due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to

50% of the market price on date of conversion.  Consequently, the liability has been recorded at $10,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of September 30, 2011, the Company had accrued interest of $133 and recorded interest of $101 for the three months ending September 30, 2011.

On July 20, 2011, the Company signed a $35,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on April 20, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  Consequently, the liability has been recorded at $70,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of September 30, 2011 LYFE has accrued $552 in interest on the note payable and recorded $552 in interest expense for the three months ending September 30, 2011.

On August 10, 2011, the Company signed a $100,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.   The value of the beneficial conversion feature (“BCF”) of the note has been calculated at $20,000.  For the three months ended September 30, 2011, the Company recorded approximately, $5,000 in amortization.  As of September 30, 2011 LYFE has accrued $1,133 in interest on the note payable and recorded $1,133 in interest expense for the three months ending September 30, 2011.

On August 10, 2011, the Company signed a $65,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.   The value of the BCF of the note has been calculated at $13,000.  For the three months ended September 30, 2011, the Company recorded approximately, $3,250 in amortization.  As of September 30, 2011 LYFE has accrued $727 in interest on the note payable and recorded $727 in interest expense for the three months ending September 30, 2011.

11.  Subsequent Events

On October 3, 2011, the Company received $50,000 for the issuance of 250,000 shares valued at $0.20 per share with attached warrants with an exercise price of $0.40 per warrant.

On October 3, 2011, the Company received $75,000 for the issuance of 375,000 shares valued at $0.20 per share with attached warrants with an exercise price of $0.40 per warrant.

On October 4, 2011, the Company received $74,000 for the issuance of 370,000 shares valued at $0.20 per share with attached warrants with an exercise price of $0.40 per warrant.

The company issued 1,444,273 shares for marketing services to a related party.  The fair value of the marketing services was $75,000.

On November 15, 2011 the Company settled a judgment of $191,161 with the landlord of a leased property for $75,000 of which $20,000 was paid (Note 7).

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

Our primary products are IPTV, Broadband Internet Access and VOIP Telephony.  The markets currently planned to be served are along the Wasatch front in Utah.  We are planning to expand our markets by building data connections to multi-dwelling units (“MDUs”) and are actively seeking partnerships with other last mile network providers. The last mile network refers to connections to the actual home, business or apartment.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended September 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10-K, filed on April 15, 2011, for the year ended December 31, 2010.

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

Revenue - During the three months ended September 30, 2011 and 2010, we recognized $215,052 and $84,962 respectively, in revenues.  For the nine months ended September 30, 2011 and 2010, the Company recognized $426,311 and $115,091 respectively.  The revenue was for services provided to LYFE customers over our service provider network for Video, Voice over internet, and data services.  The increase in revenue was due to the Company beginning services in April 2010 and a lower customer base in 2010.  Additionally $105,122 of revenues was due to the acquisition and taking possession of the business combination that was completed in June 2011.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended September 30, 2011 and 2010, we incurred $164,032 and $69,585 respectively, in direct costs.  For the nine months ended September 30, 2011 and 2010, the Company incurred $278,401 and $110,195 respectively.  The costs were for services provided to LYFE customers over our service provider network for Video, Voice over internet, and data services.  Increases in Direct costs were due to the Company beginning services in April 2010 and a lower customer base in 2010.  Additionally $82,482 of direct costs was due to the acquisition and taking possession of the business combination that was completed in June 2011.

Sales and Marketing – Sales and marketing costs are comprised of sales commissions and salaries, marketing relationships and materials. During the three months ended September 30, 2011 and 2010, we incurred $3,270 and $226,635 respectively, in sales and marketing costs.  For the nine months ended September 30, 2011 and 2010, the Company incurred $71,828 and $522,777 respectively.  The decrease is a result of headcount decreases of in-house sales, and a decrease in customer sales by outside sales due to insufficient liquidity and access to capital.

Customer Service and Operating Expenses – Customer Service and Operating costs are comprised of the Company’s call center, technical support, project management and general operations. During the three months ended September 30, 2011 and 2010, we incurred $51,697 and $57,847 respectively, in customer service and operating expenses.  For the nine months ended September 30, 2011 and 2010, the Company incurred $155,874 and $341,402 respectively.  The decrease is a result of headcount decreases and maintaining steady operations over a steady customer base.  Additionally, we switched service providers that significantly decreased our operating costs and our customer service costs at the end of 2010.

General and Administrative – During the three months ended September 30, 2011 and 2010, we incurred $810,990 and $791,777 respectively, in general and administrative expenses.  For the nine months ended September 30, 2011 and 2010, the Company incurred $2,838,662 and $6,992,763 respectively.  The increase for the three months ended September 30, 2011 over 2010 was due to stock compensation expense, fundraising costs and settlements on contractual obligations associated with lease contracts. The  large decrease in costs for the nine months ended September 30, 2011 over 2010 was due to stock issued in April 2010 on the merger of Connected Lyfe with LYFE Communications.  Additionally, the Company decreased headcount and administrative operations in 2011 due to insufficient liquidity and access to capital.

Research and Development – Research and development costs are comprised of the costs to develop our next generation media and communications network.  During the three months ended September 30, 2011 and 2010, we incurred $3,381 and $108,493 respectively, in research and development costs.  For the nine months ended September 30, 2011 and 2010, the Company incurred $89,184 and $484,643 respectively.  The research and development costs decreased due to a decrease in headcount due to insufficient liquidity and access to capital.

Net Loss - During the three months ended September 30, 2011 and 2010, we incurred a net loss of $1,006,010 and $1,203,918 respectively.  For the nine months ended September 30, 2011 and 2010, the Company incurred a net loss of $3,550,579 and $8,405,407 respectively.    This represents a loss per share of $0.01 and $0.02 for the three months ended September 30, 2011 and 2010 respectively, and $0.05 and $0.15 for the nine months ended September 30, 2011 and 2010 respectively.  The Company incurred significant non-cash expenses for the issuance of stock on the merger of Connected Lyfe and LYFE Communications in April 2010.  The Company has decreased workforce and operations in 2011 due to insufficient liquidity and access to capital.

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

As of September 30, 2011, the current assets increased by $79,073 when compared to December 31, 2010 due to an increase in cash due to receipt of investment funding and borrowings and also due to increased prepaid expenses.

As of September 30, 2011, the current liabilities increased by $1,556,371 when compared to December 31, 2010.   The primary reason for the increase is due to the fact that the Company has experienced an increase in notes payable and accrued liabilities. The majority of the increase is attributable to an increase in accrued wages which is categorized as accrued liabilities on the balance sheet.   Also, toward the end of 2010, two significant funding commitments were unable to provide working capital for the Company which resulted in a significant increase in current liabilities.

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

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term loans and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2011.

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

Based on that evaluation, our chief executive officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Since the evaluation, our management has made adjustments and improved our internal controls and continues to make adjustments and improve the Company’s internal controls and procedures.

Changes in internal control over financial reporting

There have been changes in internal control over financial reporting during the three months ended September 30, 2011due to employee turnover and staffing changes.  The Company continues to monitor and improve internal controls as resources are  available.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 15, 2011 the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement.  The judgement was for $191,160 which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.

On March 2, 2011 the Company received from UTOPIA a notice of termination in conjunction with the agreement between Connected Lyfe and UTOPIA entitled Non-Exclusive Network Access and Use Agreement.  According to the notice, Connected Lyfe had until May 2, 2011 to transition its customers to another service provider on the UTOPIA network or cure the breach by working out an arrangement with UTOPIA that is acceptable.  The notice of termination is due to non-payment of network access fees. UTOPIA and the Company have agreed that as long as the Company pays the monthly network fees moving forward that UTOPIA will not pursue its rights under the notice of termination.  If the Company is unable to maintain its payments under the new agreement, UTOPIA may pursue its right to transition its customers on the UTOPIA network to another service provider.

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

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on April 15, 2011. There have been no material changes in the Company’s assessment of its risk factors during the three months ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011 the Company sold 1,541,071 restricted shares for $119,000 in proceeds.  The proceeds were used to fund operations.

Item 3. Defaults Upon Senior Securities.

May 28, 2010 loan to related party for $175,000 with a 9% interest rate due August 28, 2010 is in default.

October 4, 2010 $50,000 loan with an 18% interest rate due December 3, 2010 is in default.

May 17, 2011 $6,400  loan with an 2% per month interest rate due August 17, 2011 is in default.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification of Greg Smith Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	November 21, 2011	By:	/s/Greg Smith
Greg Smith, CEO

Date:	November 21, 2011	By:	/s/Garrett Daw
Garrett Daw, Executive VP, CFO