Form 10-K
period 2011-12-31
LYFE Communications, Inc.
filed 2012-04-16
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50892

LYFE COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638511 27-1606216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O Box 961026 South Jordan, Utah	84095
(Correspondence Address)	(Zip Code)

Registrant's telephone number:    (801) 478-2452

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($0.001par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Not applicable.

Yes X    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $5.4 million.

The number of shares of Common Stock, $0.001 par value, outstanding on April 16, 2012 was 89,381,956 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

LYFE COMMUNICATIONS INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2011

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

Throughout this Annual Report references to “we”, “our”, “us”, “Lyfe”, “Lyfe Communications”, “Connected Lyfe”, “the Company”, and similar terms refer to LYFE Communications, Inc.

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

Business of LYFE Communications

LYFE Communications, Inc. is developing a technology base for next generation entertainment and communications. Through the wholly owned subsidiary Connected Lyfe, Inc., its primary customer acquisition, operations and services division, LYFE Communications is truly integrating television, ultra high-speed Internet and enhanced voice services for delivery via the Internet using IP (Internet Protocol).

The Company’s technology innovations take traditional digital television delivery and convert it to an adaptive IP-based service. The result is dramatically lower cost of operation, new interactive capabilities and delivery to any device, in any location, at any time.

As of April 16, 2012, LYFE Communications provides high-speed data and voice services to consumers in six cities and will deploy next generation television services, with voice and data access, into each of these markets, offering the most innovative and compelling media and communications services to residential customers.  Beyond these markets, LYFE Communications will deploy its innovative platform through acquisitions, partnerships, and technology licensing to major existing service providers.

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

Overview of the Industry and Direction/Challenges

Media businesses have seen the rise and fall of new revenue models and new media empires on a pace and scale uncommon in other industries.  The business changes with each new advancement in telecommunications capability and adoption.  As with previous evolutions driven by cable network distribution, digitization or satellite transmission power, the next set of changes are foreseeable and actionable. As of April 16, 2012, improvements in physical network infrastructure, technological innovation, and content rights have, for the first time, all progressed to the levels necessary for the next generation in consumer tele-visual experience.

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

Challenges:  Traditional Web/Internet Video and Television

Routers and fiber aren’t the only technologies needed to make video signals survive in an Internet world.  The second, and less known issue is the shared nature of the open network.  Simply because a DSL connection is in place does not mean that a connection will continuously deliver ESPN in HD, even if that connection is fast enough.   The Internet is a shared resource.  Email, web browsing, file sharing, and a host of other applications are all competing for the same bandwidth over the same data lines.  To solve this problem, traditional IPTV systems carefully control network resources, which is expensive and problematic.  Under this model, the distribution of IPTV services is limited to geographies with the right population density, higher ARPU (Average Revenue Per User) potential, and more easily shared network costs.  In the past few years, advancements in application control have demonstrated that it’s possible to provide quality of service without expensive network controls.  These advances have created significant opportunities to distribute next generation television services much more broadly.

The Cornerstone of the LYFE Communication’s Television Opportunity

The ability to watch last night’s episode from any channel is such an obvious and direct user desire; but it has eluded service providers for years.  While copyright law leaves open a viewer’s right to record anything, it specifically precludes the service provider from recording and redistributing without an additional negotiated right.  These are challenging legal problems.  The programming available on television comes from a host of sources, each with its own contracts and cleared rights.  Foreseeing the power of an open Internet to affect their businesses, content owners have taken huge strides to normalize rights and publish some shows on sites like Hulu, Fox.com, and ABC.com.  They have also signaled that much more content can be made available, if the underlying diversity of cleared rights can be managed and honored, and if the advertisements carried within the content can be managed, counted, and replaced as necessary. For industry outsiders, its not always obvious that it’s not just inefficient to air a commercial for a weekend store sale the following week, it may breach contractual rights as the rights to air that ad may have expired.  These are the critical issues that make the media industry tick.  With control of VoD or network DVRs, television networks can relinquish the rights they have and work to inform us of the rights they do not have.  This opening of rights has not been available before now, and it opens the door for video browsing and episode search necessary to provide next generation television services.

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

LYFE Communication’s open network distribution offers a greater reach to areas that have been under-served by television services delivering quality video to more consumers.  The opportunity:

•

Extended TV services to PCs and mobile devices

•

Digital TV to currently underserved areas

•

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

Distribution Strategy / Wasatch Front Multiple Market Validation

LYFE Communications expects to significantly increase their subscriber base in 2012.  There are currently 45,000 homes connected to UTOPIA, the first network that the Company utilized, 150,000 Qwest high-speed DSL connected homes and 32,500 MDU residences across the Wasatch Front, on net to the LYFE Communications IP triple service network.

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

We are developing several proprietary technologies that address network management and video distribution over IP networks. We recently filed for a patent on our adaptive multi-cast streaming technology and we have filed for a provisional patent on our real time adaptive stream switching technology.  We expect to file more patents in 2012.  These applications will address the distribution of common video across some types of legacy IP networks, specific methods for the integrated use of meta data in operations to reduce costs and extend functionality, the development of multi-tiered control systems to manage heterogeneous IP networks, and methods for video frame storage that reduce cost, increase reliability, and reduce latency.  We have not filed any applications but are hoping to file in the near term.  Where required, we will obtain franchise cable rights.  At this time, we are a franchise cable provider through the UTOPIA network.

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

We will have to comply with all regulations and have to budget such costs into our serves offering.  Although this will increase our costs, we believe we can make up such costs in other areas of our operations.  However, we will be at a disadvantage in complying with regulations given our relative size compared to our competitors.

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

Employees

As of the date of this Current Report, we have 6 full-time and/or part-time employees and/or contractors working for the Company.  None of them are represented by a labor union or subject to a collective bargaining agreement.  We consider our relations with our staff members and contractors to be good.

Reports to Security Holders

We file reports with the Securities and Exchange Commission, or SEC, including annual reports, quarterly reports and other information we are required to file pursuant to US federal securities laws.  You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which is http://www.sec.gov.

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

LYFE Communications commenced limited operations in April of 2010, therefore, we have limited operating history on which to make an investment decision. Accordingly, LYFE Communications has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2011, LYFE Communication’s business has not shown a profit in operations and has generated modest revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

Our current and planned operations contemplate additional funding to execute on operating and growth strategies.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.  If we receive less funding than planned, we will have to revise our business model and reduce proposed expansion.  Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations. At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders.  Without funding we will not be able to proceed with planned operations or meet existing obligations.

Our auditor’s “Going Concern” qualification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss on investment by our shareholders.

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 3 to the LYFE Communications Inc’s December 31, 2011 financial statements, we have limited revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Our pursuit of technology or process patents may prove to be fruitless.  While our management has experience in these areas and intends to pursue patent applications around our technologies and business processes, we cannot guarantee that other patents have not already superseded those which we intend to pursue.  We have applied the knowledge and insight from our management teams’ industry experience and relationships to research the platform and technology directions of other industry participants and are unaware of other providers of the specific capabilities of LYFE Communications’ technology development; however, patents filed with the U. S. Patent Office during the past are not publicly available, and patent applications that cover our concepts could have already been filed by others which may materially and adversely affect our business, results of operations and financial condition..

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

Messrs. Bryson, Daw and Smith, who comprise all of the members of our current directors collectively own 50% of our outstanding voting securities and accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes of other shareholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these persons.

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

Our common stock currently is quoted on the OTC Bulletin Board, under the symbol “LYFE.”  However, with little trading history, a trading market that does not represent an “established trading market,” volatility in the bid and asked prices and the fact that our common stock is very thinly traded, you could lose all or a substantial portion of your funds if you make an investment in us.   Additionally as more shares become available for resale, it is likely there will be negative pressures on our stock price. The sale or potential sale of shares of our common stock that may become publicly tradable under Rule 144 in the future may have a severe adverse impact on any market that develops for our common stock, and you may lose your entire investment or be unable to resell any shares in us that you purchase.

Item 1B.  Unresolved Staff Comments

Not required under Regulation S-K for smaller reporting companies.

ITEM 2.  PROPERTIES

We currently do not have a corporate office.  Due to a lack of funding the Company was unable to continue paying on the lease.  Additionally management determined to save on the cost of offices as management of operations can be performed by employees and contractors remotely.  The Company maintains correspondence through the post office box of P.O Box 961026

South Jordan, Utah 84095.

ITEM 3.  LEGAL PROCEEDINGS

On June 15, 2011 the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement.  The judgment was for $191,160 which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of December 31, 2011 $20,000 in payment was made on the liability and $2,088 of interest was accrued on the outstanding $55,000.  On March 30, 2012 the Company made a payment in the amount of $5,000 to the Michigan landlord reducing the liability to $50,000.

On December 13, 2010 Love Communications LLC filed a complaint against the Company in the Third Judicial Court of Salt Lake County in the amount of $43,671 for unpaid invoices.  The Company disputed the complaint and engaged in settlement proceedings with Love Communications.  On March 27, 2012 the dispute was settled in the amount of $36,000 and paid by the Company.

On October 12, 2011 a former employee residing in Michigan filed a complaint with the Michigan Department of Licensing and Regulatory Affairs against the Company for unpaid payroll in the amount of $10,000.  On March 19, 2012 the claim was settled and paid by the Company.

On January 20, 2012 a former employee residing in Utah filed a complaint with the State of Utah Labor Commission against the Company for unpaid payroll in the amount of $1,725.  The Company is currently complying with the requests from the Labor Commission to settle the dispute.

On July 19, 2011 the Company was notified by the Internal Revenue Service of intent to lien in the amount of $258,668. for unpaid taxes.  Since that time the Company has made payments to the IRS in the amount of $163,464 to reduce the tax liability, and the Company has had $25,302 in liability abated by the IRS.  As of April 1, 2012 the Company owes $69,901 to the IRS and continues to make monthly payments.

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

On March 3, 2011 the Company received a “notice of exercise of video system reversionary rights” from UTOPIA. Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with Connected Lyfe on a resolution.   However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.

ITEM 4.  MINE SAFETY DISCLOSURE

None; Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “LYFE”. We have been eligible to participate in the OTC Bulletin Board since April 12, 2010. The following table sets forth the quarterly high and low bid prices for our common stock during since trading began, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  Below are the high and low prices for Connected Lyfe common stock for each of the quarters in 2010 and 2011 in which the company publically traded its stock.

Quarter Ending	High Bid	Low Bid

March 31, 2010	$-	$-
June 30, 2010	$2.48	$1.75
September 30, 2010	$2.25	$0.70
December 31, 2010	$1.35	$0.70
March 31, 2011	$0.80	$0.51
June 30, 2011	$0.52	$0.05
September 30,2011	$0.18	$0.02
December 31, 2011	$0.11	$0.05

Holders of Common Stock

As of April 12, 2012, we had 122 stockholders of record of the 89,381,956 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

2010 Stock Plan

Connected Lyfe has reserved for issuance an aggregate of 15,000,000 shares of common stock under the Company’s 2010 Stock Plan (“the Plan”) that was adopted effective January 1, 2010.   During 2010 the Board of Directors approved, priced and granted 12,276,500 options to purchase 12,276,500 shares of the Company’s common Stock.  During 2010 3,015,500 of the options that were granted were forfeited. In 2011, the Board approved, priced, and granted 15,588,000 options to purchase 15,588,000 shares of the Company’s common stock.  During 2011, 11,582,000 options were cancelled or expired.

For additional information pertaining to the Company’s stock option plan, see Note 5 of the Company’s notes to the financial statements.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “LYFE Communications”, “Connected Lyfe”, “Lyfe”, “the Company”, and similar terms refer to LYFE Communications, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. LYFE Communications Inc’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

OVERVIEW AND OUTLOOK

Background

LYFE Communications, Inc (formerly known as Hangman Productions, Inc) was organized under the laws of the State of Utah on August 11, 1999, and in November 2001, commenced operations to produce film content in the format of “short films.”  LYFE Communication concluded that these operations were unviable because LYFE was unable to recruit experienced production staff to produce and complete post-production film content within the expected budget, and in 2004, we entered into a relationship with Benderspink, a diversified management and production company, specializing in initiating and managing the careers of screenwriters and actors.  LYFE then changed our focus to conducting screenplay contests (our “Screenplay Shootout Contests”), and conducted our first screenplay contest during that year, with Benderspink having agreed to consider our competition finalists’ screenplays.  LYFE hosted four (4) screenplay contests between 2004 and 2007, and one in 2009. LYFE produced one film, Four Stories of St. Julian, through LYFE’s then wholly-owned subsidiary, 4th Grade Films, Inc. (“4th Grade”). 4th Grade had been formed by us in 2007 to raise capital to produce a screenplay.  LYFE completed production of this film in the summer of 2007; and we sold our interest in 4th Grade in June 2008.

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

LYFE Communications adopted, ratified and approved the Connected Lyfe Stock Option Plan (the “Stock Option Plan”), under which Connected Lyfe had reserved 15,000,000 shares for issuance to eligible participants, including employees, directors, officers, consultants and advisors(see Note 5). The stock options (the “Connected Lyfe Convertible Securities”) shall continue to have, and be subject to, the same terms and conditions but will be convertible into shares of our common stock.   The stock options are for a term of no more than ten (10) years, which is the absolute maximum time for which stock options may be granted under the Stock Option Plan and are subject to vesting requirements, and in certain instances, are subject to leak-out resale restrictions following exercise and the satisfaction of performance milestones.

The Merger resulted in a change of our control, and the persons who were directors, executive officers and principal shareholders of Connected Lyfe were designated as LYFE Communications’ directors and executive officers, with LYFE Communications’ pre-Merger directors and executive officers resigning. Robert A. Bryson was designated a director and President; Garrett R. Daw was designated as a director and Secretary; and Gregory M. Smith was designated as a director and Vice President.  These persons collectively own 44,683,000 shares of post-Merger outstanding voting securities, comprised of common stock, or approximately 50% of LYFE Communications’ common stock.

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

Results of Operations

For the years ended December 31, 2011, and 2010

Total revenues were $621,830 in 2011 compared to $204,516 revenue in 2010.  The increase in revenues is due to the acquisition of multiple dwelling unit properties from a regional service provider and the revenues from the customers obtained from those properties  from June 2011 through the end of the year.   Currently the Company operates on the UTOPIA fiber network and has approximately 370 subscribers.  The customers obtained from the regional provider are in approximately 44 multiple dwelling units in Arizona, California, Utah and Texas.  We offer high-speed Internet, telephone (VoIP) and television or Video services to our customers.   Due to cash constraints the Company was forced suspend its selling efforts and its growth.  If alternative funding is closed we will begin adding subscribers to our current subscriber base.

Direct costs for the year ended December 31, 2011 and 2010, was $515,491 and $161,778, respectively, generating a gross profit in 2011 and 2010 of $106,339 and $42,738 or 17 and 21 percent of sales, respectively.  The Company expects to improve its gross profit as a percentage of sales through economies of scale on equipment and other fixed costs incurred that is sufficient to service a much larger subscriber base in future periods.

Sales and marketing expenses totaled $82,705 for the year ended December 31, 2011 as compared to sales and marketing expense of $636,880 in 2010.  The decrease in sales and marketing was due to the lack of funding and the slowing of the sales effort until additional capital and funding is secured by the Company to grow the network and increase subscribers.   The Company will increase sales as funding is received to increase subscribers.

Customer service expenses totaled $195,548 for the year ended December 31, 2011 as compared to customer service expense of $396,390 in 2010.   The decrease in customer service expenses are a result of a lack of capital and funding for the Company which caused a downsizing of the workforce, and a significant decrease in service visits due to a change in suppliers of VOIP services.

Research and development expenses totaled $99,050 in 2011 as compared to $573,581 incurred in 2010.  The decrease was due to a reduction in workforce at the beginning of 2011 as a result of a lack of funding at the Company.

General and administrative costs totaled $3,088,945 in 2011 as compared to $7,717,695 incurred in 2010 of which 38 percent and 67 percent or $1,513,790 and $5,183,372 was associated with non-cash compensation expense recognized in conjunction with the issuance of common stock and stock options.  The remaining general and administrative expenses were expended in the operations of the Company.  The decrease in General and administrative costs was due to a downsizing of the workforce and a slowing of operations due to a lack of capital and funding.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2011 compared to December 31, 2010.

			Increase/Decrease
	12/31/2011	12/31/2010	$	%
Current Assets	62,339	62,733	(394)	1%
Current Liabilities	3,078,308	1,665,310	1,412,998	85%
Working Capital (Deficit)	(3,015,969)	(1,602,577)	(1,413,392)	88%

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

During the twelve months ended December 31, 2011, the current liabilities increased by $1,412,998 when compared to December 31, 2010.  The primary reason for the increase in current liabilities is due to funding and liquidity at the Company and increase in short-term notes payable which have been used to fund operations  The Company incurs expenses through operations and without additional funding the

liabilities will continue to increase.   Additionally short-term loans have been used to fund obligations and operations, some of which are in default.

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

The Company records revenues on a gross basis which includes taxes and fees that are collected from the customer to be remitted to the taxing and regulatory agencies.  The taxes and fees are recorded as expenses under direct costs as they are remitted to the taxing and regulatory agencies.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  We used a market approach for stock compensation issued to consultants for services.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Market approach analysis for pricing stock with infrequent trades and transactions require highly subjective assumptions, including restriction discount and blockage discounts.  Changes in these assumptions can materially affect the fair value estimate.

Goodwill and Long-Lived Asset Valuation

 We test goodwill for impairment on an annual basis as of December 31. The goodwill impairment evaluation process is based on both an assessment of  future cash flows  and a market comparable approach. The assessment of future cash flows uses our estimates of future market growth, market share, revenue and costs, to determine the future profitability of the properties. We evaluated goodwill for impairment as of December 31, 2011 and determined that recorded goodwill was not impaired at that time.  If we fail to achieve our assumed growth rates or assumed gross margin, we may incur charges for impairment in the future. For these reasons, we believe that the accounting estimates related to goodwill and long-lived assets are critical accounting estimates.

Recently Issued Accounting Standards

Goodwill Impairment - In September 2011, the FASB issued new accounting guidance simplifying how all entities test goodwill for impairment. The new guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amendment impacts testing steps only, and therefore its adoption should not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

LYFE Communications, Inc.

We have audited the accompanying consolidated balance sheets of LYFE Communications, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LYFE Communications, Inc. as of December 31, 2011 and 2010 and the consolidated results of operations and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses and negative cash flows from operations  since inception.  The Company has not established operations with consistent revenue streams and has a working capital deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 16, 2012

LYFE Communications, Inc.

Consolidated Balance Sheets

As of December 31, 2011and 2010

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 3,700	$ 1,010
Accounts receivable, net of allowances of $39,350 and $6,615, respectively	58,639	59,611
Prepaid expenses	-	2,112
Total current assets	62,339	62,733

Property and equipment, net	363,295	317,630
Goodwill	233,100	-
Intangible assets, net	329,661	244,147
Other assets	363,025	893,108
Total assets	$ 1,351,420	$ 1,517,618

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$ 1,091,788	$ 722,245
Accrued liabilities	1,045,231	328,768
Deferred revenue	15,582	18,641
Taxes Payable	254,776	245,188
Notes Payable	334,250	120,672
Notes Payable – related party	275,000	215,000
Interest Payable	26,154	5,091
Interest Payable – related party	35,527	9,705
Total current liabilities	3,078,308	1,665,310

Other long-term liabilities	-	4,526
Total liabilities	3,078,308	1,669,836

Commitments and contingencies

Stockholder's deficit:
Common Stock, $0.001 par value; 200,000,000 shares authorized; 80,628,094 and 62,527,337 shares issued and outstanding, respectively	80,628	62,527
Paid in Capital	12,264,162	9,855,502
Paid in Capital Shares to be issued	-	115,000
Accumulated deficit	(14,071,678)	(10,185,247)
Total Stockholders’ deficit	(1,726,888)	(152,218)
Total liabilities and Stockholders’ deficit	$ 1,351,420	$ 1,517,618

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010

	12/31/2011	12/31/2010

Revenues	$ 621,830	$ 204,516

Costs and Expenses:
Direct Costs	515,491	161,778
Sales and marketing	82,705	636,880
Customer Service and Operating Expenses	195,548	396,390
General and administrative	3,088,945	7,717,695
Research and development	99,050	573,581
Depreciation and amortization	165,652	97,429
Loss on asset disposal	7,387	-
Total operating expenses	4,154,778	9,583,753
Loss from Operations	(3,532,948)	(9,379,237)
Gain on debt forgiveness	28,108
Interest Expense	(381,591)	(64,803)
Net loss	$ (3,886,431)	$ (9,444,040)

Loss Per Share – Basic and Diluted	$ (0.06)	$ (0.16)

Weighted Average Shares outstanding – Basic and Diluted	68,580,611	58,922,091

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2011 and 2010

				Additional
			Common	Paid-In Capital			Total
	Common Shares		Shares To	Common Shares	Additional	Accumulated	Stockholders'
	Shares	Amount	Be issued	To Be issued	Paid-In Capital	Deficit	Deficit

Balance - December 31, 2009	50,760,000	50,760	-	-	1,254,240	(741,207)	563,793
Common Stock Issued for cash	3,524,859	3,525	-	-	3,342,430	-	3,345,955
Recapitalization with Merger	2,980,000	2,980	-	-	(2,980)	-	-
Common Stock Issued for Services	5,262,478	5,262	-	-	4,941,467	-	4,946,729
Compensation related to Stock Option Grants	-	-	-	-	236,643	-	236,643
Issuance of Convertible Debt for cash					83,702		83,702
Common Stock to be issued for cash	-	-	95,833	115,000	-	-	115,000
Net Loss	-	-	-	-	-	(9,444,040)	(9,444,040)

Balance - December 31, 2010	62,527,337	62,527	95,833	115,000	9,855,502	(10,185,247)	(152,218)
Common Shares Issued	95,833	96	(95,833)	(115,000)	114,904		-
Common Stock Issued for cash	2,736,072	2,736			335,264	-	338,000
Common Stock Issued for Services	4,748,941	4,749	-	-	338,082	-	342,831
Compensation related to Stock Option Grants	-	-	-	-	1,170,959	-	1,170,959
Common Stock Issued for Conversion of Notes	10,519,911	10,520	-	-	416,451	-	426,971
Beneficial conversion Feature on Convertible Notes	-	-	-	-	33,000	-	33,000
Net Loss	-	-	-	-	-	(3,886,431)	(3,886,431)

Balance - December 31, 2011	80,628,094	$ 80,628	-	$ -	$ 12,264,162	$ (14,071,678)	$ (1,726,888)

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	Period Ended 12/31/2011	Period Ended 12/31/2010
Cash flows from operating activities:
Net loss	$ (3,886,431)	$ (9,444,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	165,652	97,429
Services provided in exchange for Shareholders' equity	342,831	-
Share - Based Compensation Expense	1,170,959	5,183,372
Non-Cash Interest Expense	360,294	49,374
Loss on Asset Disposal	7,387	-
Changes in assets and liabilities:
Accounts Receivable, net	972	(59,611)
Prepaid expenses	2,112	273,957
Other assets	30,083	(85,799)
Accounts payable	369,543	693,098
Taxes Payable	9,588	245,188
Deferred Revenue	(3,059)	18,641
Accrued liabilities	757,703	271,458
Other long-term liabilities - Deferred Rent	(4,526)	4,286
Net cash used in operating activities	(676,892)	(2,752,647)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,895	-
Purchases of property and equipment	(499)	(310,076)
Payments for other intangible assets	(38,714)	(233,979)
Payments for other assets	-	(800,000)
Net cash used in investing activities	(37,318)	(1,344,055)

Cash flows from financing activities:
Note Payable	378,900	370,000
Issuance of Common Stock	338,000	3,345,955
Proceeds for Stock not issued	-	115,000
Net cash provided by financing activities	716,900	3,830,955

Net Increase/(decrease) in cash and cash equivalents	2,690	(265,747)

Cash and cash equivalents at beginning of period	1,010	266,757
Cash and cash equivalents at end of period	$ 3,700	$ 1,010

Supplemental cash flow information
Cash paid for Interest	$ -	$ -
Cash paid for Income Taxes	-	-
Common stock issued for conversion of notes	426,971	-

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Notes to Consolidated Financial Statements

1.  Organization and Nature of Business

On April 12, 2010, LYFE Communications, Inc (formerly Hangman Productions, Inc.) (the “Company” or “LYFE”), and Connected Lyfe, Inc. (“Connected Lyfe”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, LYFE merged with and into Connected Lyfe with Connected Lyfe remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  Going forward, the Company is a holding company parent of Connected Lyfe, and the Company’s business operations following the Merger will be those of Connected Lyfe.

The Company’s business is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

The Company was considered to be in the development stage in prior periods, but has exited the development stage in 2011 as  planned principal operations have commenced and there has been revenue there from.

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

Principles of Consolidation

The consolidated financial statements include the accounts of LYFE Communications, Inc. and its wholly-owned subsidiary, Connected Lyfe Inc.  All inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

We rely on terms with our suppliers to continue to provide access to telecommunication services. Payables to UTOPIA, our provider of video and data services on the UTOPIA network was $345,565 and $136,594 as of December 31, 2011 and 2010, respectively.  Additionally, Ygnition Networks provides the services to manage and operate properties acquired in the acquisition of properties on June 1, 2011 and provides billing functions for customers on the UTOPIA network. We rely on Ygnition’s ability to continue to manage and supply data and phone services to those properties.  As of December 31, 2011, there was a receivable of approximately 10% of accounts receivable from Ygnition for the income from the managed properties and no amounts payable to Ygnition.

Fair Value

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

Level one - Quoted market prices in active markets for identical assets or liabilities;

Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash and cash equivalents, accounts payable, and accrued liabilities are carried at fair value.

Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest and do not generally require collateral. The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.  Customer accounts are reviewed and written off as they are determined to be uncollectible.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Computer Equipment	3 Years
Furniture and Fixtures	5 Years
Software	3 Years

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income (loss) in the period incurred. Depreciation expense on property and equipment was $160,452 and $97,429, for the years ended December 31, 2011, and 2010 respectively.

Fixed assets and related accumulated depreciation as of December 31, 2011 and 2010 are as follows:

	2011	2010
Computer Equipment	511,526	$ 298,025
Furniture and Fixtures	78,604	88,774
Leasehold Improvements	14,513	14,624
Software	9,549	9,549
Accumulated Depreciation	(250,897)	(93,342)
Total Fixed Assets	$ 363,295	$ 317,630

Intangible Assets

Intangible assets include internally developed software.  The Company accounts for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  The Company records the Company’s internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  The Company capitalizes the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  The Company capitalized $38,714 and $232,247 of development costs related to the application development of the next generation video systems in 2011 and 2010 respectively.  The Company assesses the projects for impairment when it is no longer probable that the project will be competed and placed in service.  The Company did not impair any projects in 2011 or 2010.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider (Note 4) on June 1, 2011.  The right of entry agreements were recorded at fair value and amortized over a five year life on a straight line basis.  The amortization of rights of entry was $5,200 in 2011.  The Company assesses the agreements for impairment when the properties that the agreements cover are no longer providing contribution margin.  The Company did not impair any agreements in 2011.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment annually as of December 31, or more frequently if indications of impairment arise.

Other Assets

Other assets includes right of entry agreements acquired from a telecom and video service provider, payments made for video distribution and content rights and security deposits.  As of December 31, 2011, payments for the video distribution and content rights was $350,000 and security deposits were $13,025.

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

Taxes

At December 31, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2011 and 2010.

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

The Company records revenues on a net basis which excludes taxes and fees that are collected from the customer to be remitted to the taxing and regulatory agencies.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $4,358 and $44,839 of advertising expense during the years ended December 31, 2011 and 2010, respectively.

Net Loss Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended December 31, 2011 and 2010, the potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation.

As of the years ended December 31, 2011 and 2010 there were 10,000,000 and 162,338, respectively, potentially dilutive shares resulting from the issuances of convertible promissory notes.  As of the years ended December 31, 2011 and 2010 there were  13,267,000 and 9,261,000, respectively outstanding stock options issued under the Company stock option plan that are potentially dilutive.  As of the years ended December 31, 2011 and 2010 there were  1,095,000 and 0, respectively outstanding warrants issued that are potentially dilutive.

Recently Enacted Accounting Pronouncements

Goodwill Impairment - In September 2011, the FASB issued new accounting guidance simplifying how all entities test goodwill for impairment. The new guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amendment impacts testing steps only, and therefore its adoption should not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3.  Going Concern and Liquidity

The Company has an accumulated deficit as of December 31, 2011 of ($14,071,678) and has had reoccurring negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates increasing subscriptions in 2012, which will require further financing for operating costs, capital expenditures and general expenses.  We anticipate that the funds received from subscribers throughout 2012 will not be sufficient to fund operations and would require additional debt or equity financing in order to meet planned expenditures over the next 12 months. If the Company is unsuccessful with their plans, there is a possibility of discontinuance of operations.

Subsequent to December 31, 2011, the Company received proceeds of $198,000 from the purchase of common shares to fund continuing operations.

In 2011 sources of funding did not materialize as committed and as a result the Company received insufficient funding to execute its business plan. The Company accrued significant liabilities for which the Company does not have liquidity or committed funding to meet its current obligations.  If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2012.

4. Acquisitions

On May 14, 2010, the Company entered into a Purchase Agreement with a telecom and cable services provider. At this time, the Company made a deposit of $500,000 toward the purchase. Under the terms of the agreement, LYFE Communications would acquire for specified properties, (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system for use on acquired subscribers and future subscribers of the subsidiary of the Company. On June 22, 2011 the Company completed the acquisition of the (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system effective June 1, 2011.  The Company accounted for the transaction as a business combination in accordance with ASC 805.

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of the acquisition was as follows:

Assets:		Estimated Life
Property and equipment	$ 214,900	3 Years
Rights of Entry Agreements	52,000	5 Years
Goodwill	233,100	Indefinite
Total assets acquired	500,000

Total consideration	$ 500,000

The business combination was a result of the acquisition of the assets from Ygnition Networks, a long-standing partner and operator in the Multiple Dwelling Unit (“MDU”) space. Services and subscribers from forty-four properties in seven cities in the US have been transferred to LYFE Communications. The Company has plans to consolidate these operations and increase the number and type of services provided at these locations. This tends to increase the market share of the property, as the offerings are typically much stronger than what was typically offered.

The consolidated financial statements as of December 31, 2011 include the accounts of the acquired Ygnition properties and results of operations since the dates of acquisition. The consolidated financial statements as of December 31, 2011 include the accounts of the acquired properties and results of operations since the dates of acquisition on June 1, 2011. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2011 (unaudited).  It is impracticable to disclose the pro forma revenues and expenses for 2010 as if the acquisition occurred on January 1, 2010 as the accounting is unavailable and impracticable to obtain.

For the year ended
December 31, 2011
Revenue	$ 454,450
Direct Costs	412,243
Gross Profit	42,207

Operating, General and Administrative Costs	50,286
Net Income	$ (8,079)

The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2011 or as a projection of future results.

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

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options was estimated using the simplified method for each option under ASC 718-10-S99-1 with the expected term equal to the average vesting period and contractual period.  The Company was unable to rely on historical exercise data due to the early stage of the Company and no historical exercise data.  The simplified method was applied to all options for all periods presented. The expected volatility of the Company’s options was calculated using historical data of comparable companies in the Company’s industry. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

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

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding, January 1, 2010	-	$-	$ -	$ -
Granted	12,276,500	0.34	0.21	-
Vested	-	-	-	-
Expired/Cancelled/Forfeited	(3,015,500)	0.44	0.22	-
Exercised	-	-	-	-
Exercisable	-	-	-	-
Outstanding, December 31, 2010	9,261,000	$0.30	$ 0.21	$ -
Outstanding, January 1, 2011	9,261,000	$0.30	$ 0.21	$ -
Granted	15,588,000	0.08	0.13	-
Expired/Cancelled	(11,582,000)	0.28	0.22	-
Exercised	-	-	-	-
Outstanding, December 31, 2011	13,267,000	0.20	$ 0.11	$ -
Exercisable	6,404,750	$0.14	$ 0.15	$ -

Range of Exercise	Number Outstanding	Remaining	Number Exercisable at
Prices	at December 30, 2011	Contractual Life	December 31, 2011
$ 0.04	5,196,000	4.57	5,196,000
$ 0.25	8,055,000	1.27	1,208,750
$ 0.75	8,000	2.05	-
$ 1.10	8,000	3.40	-

	Nonvested Options		Weighted Average Exercise Price
January 1, 2011	9,261,000		$0.34

Granted	15,588,000		0.08
Vested	(6,404,750)		0.14
Forfeited	(11,582,000)		0.28

Nonvested at December 31, 2011	6,862,250		$0.25

Option-based compensation expense totaled $1,170,959 and $4,946,729 for the twelve months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had $475,412 and $1,063,844 in unrecognized compensation costs related to non-vested stock options granted under the Plan, respectively.

During the year ended December 31, 2011, the Company issued 4,207,273 shares for services performed by consultants, promoters, investor relations and fundraisers.  The value of the services was determined based on the closing price of the Company’s stock on the date the services were performed which was valued at $330,807 for the year ended December 31, 2011.

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

7. Intangible Assets

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider (Note 4) on June 1, 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes. The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five year period with options to renew at the end of the period.  The rights of entry agreements were recorded at the assessed fair value of $52,000 and are amortized over a five year life on a straight line basis.  The amortization of rights of entry was $5,200 for the year ending December 31, 2011 and the residual value of the asset was $46,800 as of December 31, 2011.  The Company assesses the agreements for impairment when the properties that the agreements cover are no longer providing contribution margin.  The Company did not impair any agreements in 2011.  Future cash flows associated with the rights of entry are impacted by the Company’s ability to obtain customers at the properties where the rights of entry are in place, to provide services to customers, and the Company’s ability or intent to renew or extend the rights of entry agreements.  The amortization expenses for the rights of entry are as follows:

	December 31
	2011	2010
Property access agreements, including subscriber lists	$ 52,000	$ -
Less: Accumulated amortization	(5,200)	-
Totals	$ 46,800	$ -

Year	Amount
2012	10,400
2013	10,400
2014	10,400
2015	10,400
2016	5,200
Total	46,800

8. Goodwill

Goodwill is as follows:

Reported balance at December 31, 2010	$ -
Adjustment	233,100
Impairment	-
Reported balance at December 31, 2011	$ 233,100

As of December 31, 2011, the gross profit and contribution margin from the acquired properties and customer attrition rates did not indicate that there was an indication that its recorded goodwill associated with its acquisitions of Multiple Dwelling Unit (“MDU”) properties might be impaired. Accordingly, the Company performed an impairment analysis analyzing future projected income and cash flows and future market value and determined that the goodwill associated with the properties was not impaired as of December 31, 2011.

9. Employment Agreements

The Company has employment agreements with certain of its executive officers providing for severance payments in the event of termination of their employment without cause.  If all of these employees were terminated the Company would be required to make payments totaling approximately $1.2 million plus accrued and unpaid salaries from 2011 & 2010 of $525,000.

10.  Equity

On January 1, 2010 Acclivity Media LLC was converted into a corporation under the laws of the state of Utah with 100,000,000 common shares authorized with a par value of one mill ($0.001). After the merger with LYFE Communications, the authorized shares of the combined entity were that of LYFE Communications in the amount of 200,000,000 common shares authorized.  The member interest was converted into 50,760,000 common shares on January 1, 2010 when the LLC was converted to a corporation under the laws of the state of Utah.  All members of the LLC had their member interest converted to common shares equal to their member interest.

During 2011, the Company issued 18,100,757 shares.  The Company received $338,000 in proceeds for the issuance of 2,736,072 shares.  The Company issued 4,748,941 shares for services provided to the Company.  The Company issued 10,519,911 shares on the conversion of convertible notes payable.  In 2011 the Company issued 95,833 shares where the proceeds were received in 2010.

During 2010, the Company issued 3,524,859 shares for cash of $3,345,955.   As of December 31, 2010, there were 95,833 shares to be issued for proceeds of $115,000 received by the Company.

For the year ended December 31, 2011, the Company issued warrants to purchase 995,000 shares of common stock in connection with the sale of 995,000 shares common stock for cash consideration of $199,000.  The warrants issued had an exercise price of $0.40 per share with a three year expiration and immediate vesting.   Additionally, the Company issued warrants to purchase 100,000 shares of common stock with a fair value of $12,024.  The warrants had an exercise price of $0.50 per share with a three year expiration and immediate vesting.

The fair value of each issuance is estimated on the date of grant using the Black-

Scholes option pricing model. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant. Forfeitures are estimated based on historical experience rates.

The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.30; expected term of 1.5 years; expected volatility of 115.2%; and discount rate of 1.36%. The total fair value of the warrants issued in exchange for services was calculated at $12,024.

A summary of warrant activity for the fiscal years ended December 31, 2011 and 2010 is presented below:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding as of December 31, 2010	-	$ -
Granted	1,095,000	$ 0.41
Expired	-	$ -
Converted	-	$ -
Outstanding as of December 31, 2011	1,095,000	$ 0.41	2.71 Years	$ -
Exercisable as of December 31, 2011	1,095,000	$ 0.41	2.71 Years	$ -

The year-end intrinsic values are based on a December 31, 2011 closing price of $0.04 per share.

11.  Notes Payable

On July 1, 2010 LYFE entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.   The loan does not have an interest rate or due date. The Company has imputed and accrued $7,221 interest on the note as of December 31, 2011.

During 2010, the Company borrowed $65,000 with a stated interest rate of 18%. Of which, $15,000 was due on November 5, 2010. The remaining $50,000 is due on October 1, 2011.  On May 13, 2011 the original holder of the two notes totaling $65,000 assigned the entire debt to a new holder.  The Company also agreed to a debt extinguishment and new debt agreement where the interest rate on the new note was  12%; the maturity date was  May 13, 2012; and provided for conversion rights that allow the holder of the note to convert all, or any part, of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices of the common stock during the most recent ten day period.   The Company applied ASC 480 and wrote up the note by $65,000 and charged the write-up to interest expense. The Company issued 2,186,922 shares in exchange for the $130,000 in debt and $1,173 in accrued interest.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.70.  As of December 31, 2011 LYFE has accrued $11,268 in interest on the note payable and recorded $9,000 and $2,268 in interest expense for the year ending December 31, 2011 and 2010, respectively.  The Company is currently in default as no payments have been made on the note and the note has not been converted.

On December 9, 2010, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on September 13, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the common stock during the most recent ten day period. The Company applied ASC 480 and wrote up the note by $32,727 and charged the write-up to interest expense.  In June, 2011, the Company issued 1,201,032 common shares in exchange for the $72,727 in debt and $1,600 in accrued interest.

On January 21, 2011, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on October 24, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. The Company applied ASC 480 and wrote up the note by $32,727 and charged the write-up to interest expense. In August, 2011, the Company issued 2,320,463 common shares in exchange for the $72,727 in debt and $1,600 in accrued interest.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS).  The note is due on demand with an 18% interest rate.  As of September 30, 2011 LYFE has accrued $1,035 interest on the note payable and recorded $1,035 in interest expense for the year ending December 31, 2011.  No payments have been made on this note.

On May 13, 2011, the Company signed a $20,000 convertible promissory note with a third party. The note bears interest at 12% per annum and is due on January 13, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  The Company applied ASC 480 and wrote up the note by $20,000 and charged the write-up to interest expense. In December 2011, the Company issued 1,432,006 common shares in exchange for $40,000 in debt and $2,790 in accrued interest.

On May 17, 2011, the Company signed a $6,400 convertible promissory note with a third party. The note bears interest at 2% per month and is due on August 17, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a discount to the price equal to 70% of the average daily closing trading prices for the Common Stock during the most recent five day period. Consequently, the liability has been recorded at $21,333 on the balance sheet. The difference between the face value has been recognized as interest expense.  In December 2011, the Company issued 651,598 common shares in exchange for $21,333 in debt and $1,419 in accrued interest.

On May 24, 2011, the Company signed a $40,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on March 6, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. Consequently, the liability has been recorded at $80,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  The Company applied ASC 480 and wrote up the note by $40,000 and charged the write-up to interest expense.   In December

2011, the Company issued 2,727,891 common shares in exchange for $80,000 in debt and $1,600 in accrued interest.

On May 31, 2011, a shareholder loaned the Company $5,000 on a short-term convertible note payable.  The note is due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 50% of the market price on date of conversion.  Consequently, the liability has been recorded at $10,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of December 31, 2011, the Company had accrued interest of $234 and recorded interest expense of $234 for the year ending December 31, 2011.

On July 20, 2011, the Company signed a $35,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on April 20, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. Consequently, the liability has been recorded at $70,000 on the balance sheet.  The difference between the face value has been recognized as interest expense. As of December 31, 2011, the Company had accrued interest of $1,252 and recorded interest expense of $1,232 for the year ending December 31, 2011.

On August 10, 2011, the Company signed a $100,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the beneficial conversion feature (“BCF”) of the note has been calculated at $20,000.  For the year ended December 31, 2011, the Company recorded approximately, $15,000 in amortization. As of December 31, 2011 LYFE has accrued $3,118 in interest on the note payable and recorded $3,118 in interest expense for the year ending December 31, 2011.

On August 10, 2011, the Company signed a $65,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.   The value of the BCF of the note has been calculated at $13,000.  For the three months ended September 30, 2011, the Company recorded approximately, $9,750 in amortization.  As of September 30, 2011 LYFE has accrued $2,026 in interest on the note payable and recorded $2,026 in interest expense for the year ending December 31, 2011.

12.  Related Party Transactions

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of December 31, 2011 and 2010 LYFE has accrued $25,114 and $9,397 interest on the note payable to Robert Bryson. As of April 16, 2011 the note has not been repaid.

On February 16, 2011 an officer of the Company loaned the company $100,000 bearing an interest rate of12%.   The Company recognized $10,414 in interest and accrued interest for the year ending December 31, 2011.

13.  Income Taxes

The Company has available net operating losses of $6,743,886 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance decreased by $69,619 during the year end December 31, 2011.

The Company has the following carryforwards available at December 31, 2011:

Operating Losses
Expires	Amount
2020	$ 4,744
2021	557
2022	2,139
2023	1,757
2024	21,897
2025	28,388
2026	19,914
2027	19,651
2028	10,258
2029	26,565
2030	3,877,874
2031	2,730,142
Total	$ 6,743,886

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2011 and 2010 are summarized below.

	2011	2010
Current Deferred tax asset:
Accounts Receivable	$ 14,678	$ 2,467
Payroll & vacation accruals	364,485	122,631
Restricted stock issued for services	53,636	1,845,130
Non-Current Deferred tax asset:
Net operating losses	2,515,468	1,497,126
Nonstatutory stock options	525,036	88,268
Intangible Assets	(1,754)	-
Fixed Assets	24,086	12,531
Preliminary deferred tax asset	3,495,635	3,568,153
Deferred tax asset valuation allowance	(3,495,635)	(3,568,153)
Net deferred tax asset	$ -	$ -

The effective tax rate for continuing operations differs from the statutory rate [34%] as follows:

	2011	2010
Federal Statutory Rate	34.00%	34.00%
Effects of:
State Income Taxes	3.30%	3.30%
Losses from Hangman		.54%
Change in Valuation Allowance	1.87%	-37.78%
Permanent Differences	-39.17%	-.06%
Provision for Income Tax (Benefit)	-	-

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that there were none as of December 31, 2011.

The Company did not recognize any penalties or interest related to uncertain tax positions during the years ended December 31, 2011 and 2010.  No penalties or interest for unrecognized tax benefits had been accrued as of December 31, 2011 and 2010.

The Company has filed income tax returns in the US and other state jurisdictions.   The years ended December 31, 2011, 2010, and 2009 are open for examination.

14.  Contingency

On June 15, 2011 the Company was served with a judgment for the collection of fees from a vendor for $191,160 which was settled for $75,000 on November 15, 2011.  The Company paid $20,000 and has accrued for the remaining fees in accounts payable.  The Company intends to pay the amount owed when funds are available.

The Company was served with a complaint for the collection of fees from a vendor for $43,672 of unpaid invoices accrued for in accounts payable, which was settled for $36,000 on March 27, 2012 and paid by the Company.

The Company was served with complaints from former employees for unpaid payroll in the amount of $11,725.  The company has settled and paid $10,000 of the unpaid payroll and is complying with the regulatory agencies to settle the remaining $1,725.  The unpaid payroll was accrued for in accrued liabilities.

On July 19, 2011 the Company was notified by the Internal Revenue Service of intent to lien in the amount of $258,668.74 for unpaid taxes.  Since that time the Company has made payments to the IRS in the amount of $163,464.21 to reduce the tax liability, and the Company has had $25,302.84 in liability abated by the IRS.  The Company has accrued for the liability in taxes payable.  As of April 1, 2012 the company owes $69,901.66 to the IRS and continues to make monthly payments.

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

15.  Subsequent Events

The Company received $198,000 for the issuance of 990,000 common shares valued at $0.20 per share.

The Company issued 950,000 shares for services to consultants and contractors.  The fair value of the services was $38,000.

The Company issued 6,813,862 common shares in exchange for $132,000 in principal and $5,290 in accrued interest.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal accounting officer, concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

As of December 31, 2011, the Company did not have the capital and staffing resources to maintain the operating effectiveness of internal controls over financial reporting.  Since the evaluation, management has been attempting to secure capital and resources to improve the operating effectiveness of internal controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2011.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Gregory Smith	39	Chief Executive Officer	3/28/2011
		Director	1/1/2010
Garrett Daw	36	Executive Vice President	1/1/2010
		Director	1/1/2010
Robert Bryson	52	Director	3/28/2011

Gregory Smith, 38, Chief Executive Officer and Director:

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

Garrett Daw, 35 Executive Vice President, Chief Accounting Officer and Director:

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

Robert Bryson, 51, President, Director:

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the year ended December 31, 2011.

2011 Summary Compensation Table
Non-Equity
Name and Principal			Stock	Incentive Plan	All Other
Positions	Salary	Bonus	Awards	Compensation	Compensation	Total
Gregory Smith
Chief Executive Officer	$ 225,000	$ -	$ -	$ -	$ -	$ 225,000
Garrett Daw
Executive Vice President and
Principal Accounting Officer	$ 175,000	$ -	$ -	$ -	$ -	$ 175,000
Robert Bryson
Director	$ 52,083	$ -	$ -	$ -	$ -	$ 52,083

Employment Agreements

Refer to Note 8 to the Financial Statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the share holdings of beneficial owners owning in excess of 5% of our outstanding voting securities as of December 31, 2011, based upon 80,628,094 shares of our common stock being outstanding on such date:

Security Ownership of Beneficial Owners

	Name and Address of		Percent of
Title of Class	Beneficial Owner (1)	Amount	Class
Common Stock	Robert Bryson	14,683,000	18.21%
Common Stock	Gregory Smith	15,086,055	18.71%
Common stock	Garrett Daw	15,000,000	18.60%

(1)	Each Parties’ address is in care of the Company at P.O Box 961026 South Jordan, Utah 84095.

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

Item 13.  Certain Relationships and related Transactions, and Director Independence.

Transactions with Related Persons

Except as indicated below, there were no other material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

On May 28, 2010 LYFE entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of December 31, 2011 and 2010 LYFE has accrued $25,114 and $9,397 interest on the note payable to Robert Bryson. As of April 16, 2011 the note has not been repaid.

On February 16, 2011 an officer of the company loaned the company $100,000 bearing an interest rate of12%.   The company recognized $10,414 in interest and accrued interest for the year ending December 31, 2011.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$57,892	$41,600
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$57,892	$41,600

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2011 contained in Item 8 above which are incorporated herein by this reference.

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

*  Previously filed with the SEC as Exhibits to our initially filed Form 10, on April 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYFE Communications, Inc.

Date:	April 16, 2011	By:	/s/Gregory Smith
Gregory Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LYFE Communications, Inc.

Date:	April 16, 2012	By:	/s/Gregory Smith
Gregory Smith
Chief Executive Officer and Chairman of the Board

Date:	April 16, 2012	By:	/s/Garrett Daw
Garrett Daw
Executive Vice President, Chief Accounting Officer, Secretary and Director