Form 10-Q
period 2012-03-31
LYFE Communications, Inc.
filed 2012-05-21
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-50892

LYFE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638511
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 951026

South Jordan, Utah 84095

 (Address of Principal Executive Offices)

(801) 478-2452

 (Registrant’s telephone number, including area code)

None

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

Yes [  ] No [X]

At May 21, 2012, there were 89,681,956 shares of the Registrant’s Common Stock, par value $0.001 per share outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These condensed consolidated financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

LYFE Communications, Inc.

 Condensed Consolidated Balance Sheets

As of March 31, 2012

And December 31, 2011

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 9,778	$ 3,700
Accounts receivable, net of allowances of $53,971 and $39,350, respectively	72,909	58,639
Total current assets	82,687	62,339

Property and equipment, net	314,863	363,295
Goodwill	233,100	233,100
Intangible assets, net	327,061	329,661
Other assets	361,950	363,025
Total assets	$ 1,319,661	$ 1,351,420

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$ 1,012,008	$ 1,091,788
Accrued liabilities	1,099,013	1,045,231
Deferred revenue	25,813	15,582
Taxes Payable	175,772	254,776
Notes Payable	172,500	334,250
Notes Payable – related party	290,000	275,000
Interest Payable	26,971	26,154
Interest Payable – related party	42,628	35,527
Total current liabilities	2,844,705	3,078,308

Other long-term liabilities	-	-
Total liabilities	2,844,705	3,078,308

Commitments and contingencies

Stockholder's deficit:
Common Stock, $0.001 par value; 200,000,000 shares authorized; 89,381,956 and 80,628,094 shares issued and outstanding, respectively	89,382	80,628
Paid in Capital	12,723,222	12,264,162
Accumulated Deficit	(14,337,648)	(14,071,678)
Total Stockholders’ deficit	(1,525,044)	(1,726,888)
Total liabilities and Stockholders’ deficit	$ 1,319,661	$ 1,351,420

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011

(Unaudited)

	For the Three Months Ended 3/31/2012	For the Three Months Ended 3/31/2011

Revenues	$ 166,306	$ 115,708

Costs and Expenses:
Direct Costs	119,460	51,124
Sales and marketing	2,075	62,580
Customer Service and Operating Expenses	32,532	71,270
General and administrative	188,149	615,469
Research and development	16,253	67,728
Depreciation and amortization	51,279	31,288
Total operating expenses	409,748	899,459
Loss from Operations	(243,442)	(783,751)
Interest Expense	(22,528)	(36,796)
Net loss	$ (265,970)	$ (820,547)

Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	85,493,991	62,575,670

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Unaudited)

	For the Three Month Ended 3/31/2012	For the Three Months Ended 3/31/2011
Cash flows from operating activities:
Net loss	$ (265,970)	$ (820,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	51,279	31,288
Services provided in exchange for Common Stock	38,000	6,000
Share - Based Compensation Expense	56,375	57,157
Non-Cash Interest Expense	8,250	21,342
Changes in assets and liabilities:
Accounts Receivable, net	(14,270)	4,356
Prepaid expenses	-	2,112
Other assets	1,075	21,152
Accounts payable	(79,779)	1,134
Taxes Payable	(79,004)	63,298
Deferred Revenue	10,231	(4,456)
Accrued liabilities	67,138	506,536
Other long-term liabilities - Deferred Rent	-	1,331
Net cash used in operating activities	(206,675)	(109,297)

Cash flows from investing activities:
Purchases of property and equipment	(247)	(499)
Payments for other intangible assets	-	(38,714)
Net cash used in investing activities	(247)	(39,213)

Cash flows from financing activities:
Note Payable	15,000	147,500
Issuance of Common Stock	198,000	-
Net cash provided by financing activities	213,000	147,500

Net Increase/(decrease) in cash and cash equivalents	6,078	(1,010)

Cash and cash equivalents at beginning of period	3,700	1,010
Cash and cash equivalents at end of period	$ 9,778	$ -

Supplemental cash flow information
Interest	$ -	$ -
Income Taxes	-	-
Common stock issued for conversion of notes	175,438	-

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Business

The Company’s business is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

The Company was considered to be in the development stage in prior periods, but has exited the development stage in 2011 as planned principal operations have commenced and revenue has been earned.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

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

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through March 31, 2012 of $14,337,648, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to March 31, 2012, the Company received proceeds of $90,000 from the issuing of notes payable to the relative of an officer of the Company to fund continuing operations.  See Note 10.

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

4. Acquisitions

On June 22, 2011 the Company completed the acquisition of the (i) property rights of entry, (ii) network infrastructure, (iii) subscribers, (iv) certain regional assets, and (v) license to the telecom and cable services provider back office system effective June 1, 2011 from a regional telecom provider.  The Company accounted for the transaction as a business combination in accordance with ASC 805.

The condensed consolidated financial statements as of March 31, 2012 include the accounts of the acquired Ygnition properties and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2011 (unaudited).

For the three months ended
March 31, 2011
Revenue	$ 90,656
Direct Costs	70,776
Gross Margin	19,880

Operating, General and Administrative Costs	8,118
Net Loss	$ 11,761

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

The stock options were valued based on the Black Scholes option pricing model and the inputs and expenses associated with the options are detailed in the December 31, 2011 year end financial statements filed with the SEC on April 16, 2012.

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2011	13,267,000	$0.20	$ 0.11	$ -
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2012	13,267,000	0.20	$ 0.11	$ 311,760
Exercisable	7,268,500	$0.21	$ 0.15	$ 311,760

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s stock.

Range of Exercise	Number Outstanding	Remaining	Number Exercisable at
Prices	at March 31, 2012	Contractual Life	March 31, 2012
$ 0.04	5,196,000	4.32	5,196,000
$ 0.25	8,055,000	1.02	2,072,500
$ 0.75	8,000	2.08	-
$ 1.10	8,000	3.15	-

	Nonvested Options		Weighted Average Exercise Price
January 1, 2012	6,862,250		$0.25
Granted	-		-
Vested	863,750		0.25
Forfeited	-		-
Nonvested at March 31, 2012	5,998,500		$0.25

Option-based compensation expense totaled $56,375 and $57,157 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had $419,037 and $475,412 in unrecognized compensation costs related to non-vested stock options granted under the Plan, respectively.

During the three months ended March 31, 2012, the Company issued 950,000 shares of common stock for services performed by consultants, promoters, investor relations and fundraisers.  The value of the services was determined based on the closing price of the Company’s stock on the date the services were performed which was valued at $38,000 for the three months ended March 31, 2012.

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

7.  Equity

During the three months ended March 31, 2012, the Company issued 8,753,862 shares.  The Company received $198,000 in proceeds for the issuance of 990,000 shares.  The Company issued 950,000 shares for services provided to the Company.  The Company issued 6,813,862 shares on the conversion of convertible notes payable amounting to $175,438.

As of March 31, 2012, there were warrants to purchase 995,000 shares of common stock in connection with the sale of 995,000 shares common stock for cash consideration of $199,000 outstanding.  The warrants issued had an exercise price of $0.40 per share with a three year expiration and immediate vesting.

During 2011, the Company issued warrants to purchase 100,000 shares of common stock with a fair value of $12,024 in exchange for services.  The warrants had an exercise price of $0.50 per share with a three year expiration and immediate vesting.

The warrants were valued using the Black-Scholes option pricing model and the inputs and fair values associated with the warrants are detailed in the December 31, 2011 year-end financial statements filed with the SEC on April 16, 2012.

A summary of warrant activity for the three months ended March 31, 2012 is presented below:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding as of December 31, 2011	1,095,000	$ 0.41
Granted	-	$ -
Expired	-	$ -
Converted	-	$ -
Outstanding as of March 31, 2012	1,095,000	$ 0.41	2.46 Years	$ -
Exercisable as of March 31, 2012	1,095,000	$ 0.41	2.46 Years	$ -

The year-end intrinsic values are based on a March 31, 2012 closing price of $0.10 per share.

8.  Related Party Transactions

On May 28, 2010 the Company entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of March 31, 2012 and December 31, 2011 the Company has accrued $29,051and $25,114 interest on the note payable to Robert Bryson.  The Company recorded $3,938 in interest expense for the three months ended March 31, 2012 and 2011, respectively. As of May 21, 2012 the note has not been repaid.

On February 16, 2011 an officer of the Company loaned the Company $100,000 bearing an interest rate of 12%.   As of March 31, 2012 and December 31, 2011 the Company has accrued $13,414 and $10,414 interest on the note payable to the officer. The Company recorded $3,000 in interest expense for the three months ended March 31, 2012. As of May 21, 2012 the note has not been repaid.

On February 28, 2012 an officer of the Company loaned the Company $15,000 bearing an interest rate of 12%.   As of March 31, 2012 the Company has accrued $162 interest on the note payable to the officer. The Company recorded $162 in interest expense for the three months ended March 31, 2012. As of May 21, 2012 the note has not been repaid.

9.  Notes Payable

On July 1, 2010 LYFE entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.   The loan does not have an interest rate or due date. The Company has imputed and accrued $8,413 interest on the note as of March 31, 2012.  The Company recorded $1,200 in interest expense for the three months ended March 31, 2012 and 2011, respectively. As of May 21, 2012 the note has not been repaid.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.70.  As of March 31, 2012 the Company has accrued $13,518 in interest on the note payable and recorded $2,250 in interest expense for the three months ending March 31, 2012 and 2011, respectively.  As of May 21, 2012 the Company is currently in default as no payments have been made on the note and the note has not been converted.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS) and affiliates.  The note is due on demand with an 18% interest rate.  As of March 31, 2012 the Company accrued $1,372 interest on the note payable. The Company recorded $338 and $22 in interest expense for the three months ended March 31, 2012 and 2011, respectively. As of May 21, 2012 no payments have been made on this note.

On May 31, 2011, a shareholder loaned the Company $5,000 on a short-term convertible note payable.  The note is due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 50% of the market price on date of conversion.  Consequently, the liability has been recorded at $10,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of March 31, 2012, the Company had accrued interest of $334.  The Company recorded $100 in interest expense for the three months ended March 31.  As of May 21, 2012 no payments have been made on this note.

On July 20, 2011, the Company signed a $35,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on April 20, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. Consequently, the liability has been recorded at $70,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  During the three months ended March 31, 2012, the Company issued 1,612,219 common shares in exchange for $70,000 in debt and $1,400 in accrued interest.

On August 10, 2011, the Company signed a $100,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the beneficial conversion feature (“BCF”) of the note has been calculated at $20,000.  For the three months ended March 31, 2012, the Company recorded approximately, $5,000 in amortization and $142 in interest expense. During the three months ended March 31, 2012, the Company issued 5,201,643 common shares in exchange for $100,000 in debt and $4,038 in accrued interest.

On August 10, 2011, the Company signed a $65,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF of the note has been calculated at $13,000.  For the three months ended March 31, 2012, the Company recorded approximately, $3,250 in amortization.  As of March 31, 2012 the Company has accrued $3,327 in interest on the note payable and recorded $1,300 in interest expense for the three months ending March 31, 2012.  As of May 21, 2012 no payments have been made on this note.

10.  Subsequent Events

The Company received proceeds of $90,000 from the issuing of notes payable to the relative of an officer of the Company to fund continuing operations.  The note bears an interest rate of 10% and is due on October 3, 2012.

The Company issued 300,000 common shares in exchange for $33,000 in principal on a note payable.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10-K, filed on April 16, 2012, for the year ended December 31, 2011.

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

Results of Operations

Revenue - During the quarterly period ended March 31, 2012, we received $166,306 compared to $115,708 in revenues for the quarterly period ended March 31, 2011.  The increase in revenues was due to the acquisition of properties from a regional provider in June 2011 which contributed approximately $69,000 in revenues.  The additional revenue was offset by a decline in subscriber base of our customers on the UTOPIA network.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended March 31, 2012 direct costs were $119,460 compared to $51,124 for the three months ended March 31, 2011.  The increase in direct costs was due to the acquisition of properties from a regional provider in June 2011 which contributed approximately $52,000 in direct costs.  The additional cost was offset by a decline in subscriber base of our customers on the UTOPIA network.

Sales and Marketing – Sales and marketing costs are comprised of sales commissions and salaries, marketing relationships and materials. Sales costs in total decreased for the three month period ended March 31, 2012 to $2,075 from $62,580 for the same period in 2011.  The decrease was a result of a cut in headcount of the sales and marketing employees which occurred in 2011 and the lack of funding to sell and market.  This decrease in sales and marketing expenditures has resulted in a decrease in customer base.

Customer Service and Operating Expenses – Customer Service and Operating costs are comprised of the Company’s call center, technical support, project management and general operations. Customer Service costs decreased in total to $32,532 for the three months ended March 31, 2011 from $71,270 for the same period in 2011 as a result of decreases in head count in customer service.  The Company uses a provider to manage customer service and operations for the properties acquired.  Additionally, due to the decrease in sales and marketing expenditures, the customer base on the UTOPIA network has decreased which has decreased the customer service and operating costs.

General and Administrative – General and Administrative costs decreased $427,321 for the three months ended March 31, 2012 from the three months ended March 31, 2011 due to a decrease in employee head count.  Due to a lack of liquidity and funding resources, the Company has reduced all non-essential costs.

Research and Development – Research and development costs are comprised of the costs to develop our next generation media and communications network.  The costs decreased $51,475 for the three months ended March 31, 2012 from the three months ended March 31, 2011 due to a decrease in headcount as a result of a lack of liquidity and funding resources.

Net Loss - We had a net loss for the three months ended March 31, 2012 and 2011, of $265,970 and $820,547, respectively.  This represents a loss per share of $0.01, respectively.  The Company has reduced expenditures due to a lack of liquidity and funding.  As a result of decreased expenditures, revenue growth has slowed.  The Company is actively seeking additional funding which will be used to further the development of the IPTV technology the Company has been developing, search for strategic alliances, and grow current customer bases.

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

During the three months ended March 31, 2012, the current assets increased by $20,348 when compared to December 31, 2011 due to an increase in accounts receivable and cash.

During the three months ended March 31, 2012, the current liabilities decreased by $233,603 when compared to December 31, 2011.   The decrease was due to the payment of tax liabilities with cash raised through stock and note issuances and liabilities that were paid with the issuance of common shares.

We anticipate that we may incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early operations, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of March 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2012, the Company did not have the capital and staffing resources to maintain the operating effectiveness of internal controls over financial reporting.  Since the evaluation, management has been attempting to secure capital and resources to improve the operating effectiveness of internal controls over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 15, 2011, the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement. The judgment was for $191,160 which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of December 31, 2011 $20,000 in payment was made on the liability and $2,088 of interest was accrued on the outstanding $55,000. On March 30, 2012 the Company made a payment in the amount of $5,000 to the Michigan landlord reducing the liability to $50,000.

On December 13, 2010, Love Communications LLC filed a complaint against the Company in the Third Judicial Court of Salt Lake County in the amount of $43,671 for unpaid invoices.  The Company disputed the complaint and engaged in settlement proceedings with Love Communications.  On March 27, 2012 the dispute was settled in the amount of $36,000 and paid by the Company.

On October 12, 2011, a former employee residing in Michigan filed a complaint with the Michigan Department of Licensing and Regulatory Affairs against the Company for unpaid payroll in the amount of $10,000.  On March 19, 2012 the claim was settled and paid by the Company.

On January 20, 2012, a former employee residing in Utah filed a complaint with the State of Utah Labor Commission against the Company for unpaid payroll in the amount of $1,725.  The Company is currently complying with the requests from the Labor Commission to settle the dispute.

On July 19, 2011, the Company was notified by the Internal Revenue Service of intent to lien in the amount of $258,668 for unpaid taxes.  Since that time the Company has made payments to the IRS in the amount of $163,464 to reduce the tax liability, and the Company has had $25,302 in liability abated by the IRS.  As of April 1, 2012 the Company owes $69,901 to the IRS and continues to make monthly payments.

On March 2, 2011, the Company received from UTOPIA a notice of termination in conjunction with the agreement between Connected Lyfe and UTOPIA entitled Non-Exclusive Network Access and Use Agreement.  According to the notice, Connected Lyfe had until May 2, 2011 to transition its customers to another service provider on the UTOPIA network or cure the breach by working out an arrangement with UTOPIA that is acceptable.  The notice of termination is due to non-payment of network access fees. UTOPIA and the Company have agreed that as long as the Company pays the monthly network fees moving forward that UTOPIA will not pursue its rights under the notice of termination.  If the Company is unable to maintain its payments under the new agreement, UTOPIA may pursue its right to transition its customers on the UTOPIA network to another service provider.

On March 3, 2011, the Company received a “notice of exercise of video system reversionary rights” from UTOPIA. Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with Connected Lyfe on a resolution.   However, if a resolution, satisfactory to both companies, cannot be found the situation could escalate to additional legal action.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on April 16, 2012. There have been no material changes in the Company’s assessment of its risk factors during the quarter ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 990,000 shares of restricted common stock during the three months ended March 31, 2012 in exchange for cash proceeds.  Proceeds were used for operating expenses and accounts payable.

The Company issued 6,813,862 shares of restricted common stock during the three months ended March 31, 2012 in exchange for $175,438 of principal and interest on notes payable.

The Company issued 950,000 shares of restricted common stock during the three months ended March 31, 2012 in exchange for fundraising and investor relation services valued at $38,000.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

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

LYFE COMMUNICATIONS, INC.

Date:	May 21, 2012	By:	/s/Gregory Smith
Gregory Smith Chief Executive Officer and Chairman of the Board

Date:	May 21, 2012	By:	/s/ Garrett Daw
Garrett Daw Executive Vice President, Chief Accounting Officer, Secretary and Director