Form 10-Q
period 2012-06-30
LYFE Communications, Inc.
filed 2012-08-20
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 21, 2012 – 90,248,623 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

 Condensed Consolidated Balance Sheets

As of June 30, 2012

And December 31, 2011

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 102,749	$ 3,700
Accounts receivable, net of allowances of $65,047 and $39,350, respectively	62,328	58,639
Total current assets	165,077	62,339

Property and equipment, net	266,184	363,295
Goodwill	233,100	233,100
Intangible assets, net	324,461	329,661
Other assets	361,952	363,025
Total assets	$ 1,350,774	$ 1,351,420

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$ 1,002,148	$ 1,091,788
Accrued liabilities	1,199,013	1,045,231
Deferred revenue	20,821	15,582
Taxes Payable	157,013	254,776
Notes Payable	369,722	334,250
Notes Payable – related party	390,000	275,000
Interest Payable	27,945	26,154
Interest Payable – related party	53,875	35,527
Total current liabilities	3,220,536	3,078,308

Total liabilities	3,220,536	3,078,308

Stockholder's deficit:
Common Stock, $0.001 par value; 200,000,000 shares authorized; 90,248,623 and 80,628,094 shares issued and outstanding, respectively	90,249	80,628
Paid in Capital	12,869,132	12,264,162
Accumulated Deficit	(14,829,143)	(14,071,678)
Total Stockholders’ deficit	(1,869,762)	(1,726,888)
Total liabilities and Stockholders’ deficit	$ 1,350,774	$ 1,351,420

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2012 and 2011

(Unaudited)

	For the Three Months Ended 6/30/2012	For the Three Months Ended 6/30/2011	For the Six Months Ended 6/30/2012	For the Six Months Ended 6/30/2011

Revenues	$ 159,241	$ 95,551	$ 325,547	$ 211,259

Costs and Expenses:
Direct Costs	113,219	63,245	232,679	114,369
Sales and marketing	2,575	5,978	4,650	68,558
Customer Service and Operating Expenses	30,285	32,907	62,817	104,177
General and administrative	396,235	1,412,203	584,384	2,027,672
Research and development	3,486	18,075	19,739	85,803
Depreciation and amortization	51,278	31,289	102,557	62,577
Loss on asset disposal	-	145,044	-	145,044
Total operating expenses	597,078	1,708,741	1,006,826	2,608,200
Loss from Operations	(437,837)	(1,613,190)	(681,279)	(2,396,941)
Interest Expense	53,658	110,832	76,186	147,628
Net loss	(491,495)	(1,724,022)	(757,465)	(2,544,569)

Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.04)

Weighted Average Shares outstanding – Basic and Diluted	89,803,934	64,183,591	87,648,963	63,384,072

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

(Unaudited)

	For the Six Months Ended 6/30/2012	For the Six Months Ended 6/30/2011
Cash flows from operating activities:
Net loss	$ (757,465)	$ (2,544,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	102,557	62,577
Services provided in exchange for equity instrument	88,000	120,000
Share - Based Compensation Expense	112,750	1,059,062
Non-Cash Interest Expense	40,472	-
Amortization of Beneficial Conversion Feature	-	105,997
Loss on Asset Disposal	-	145,044
Changes in assets and liabilities:
Accounts Receivable, net	(3,689)	15,292
Prepaid expenses	-	2,112
Other assets	1,075	31,333
Accounts payable	(79,790)	88,538
Taxes Payable	(97,763)	54,200
Deferred Revenue	5,239	(2,444)
Accrued liabilities	184,910	694,950
Other long-term liabilities - Deferred Rent	-	(725)
Net cash used in operating activities	(403,704)	(168,633)
Cash flows from investing activities:
Purchases of property and equipment	(247)	(499)
Payments for other intangible assets	-	(38,714)
Net cash used in investing activities	(247)	(39,213)
Cash flows from financing activities:
Note payable proceeds	400,000	212,500
Payments on notes payable	(95,000)	-
Proceeds from issuance of common stock	198,000	20,000
Net cash provided by financing activities	503,000	232,500
Net increase in cash and cash equivalents	99,049	24,654
Cash and cash equivalents at beginning of period	3,700	1,010
Cash and cash equivalents at end of period	$ 102,749	$ 25,664

Supplemental cash flow information
Interest	$ 5,000	$ -
Income Taxes	-	-
Common stock issued for conversion of notes	205,989	83,600
Stock issued for accounts payable or prepaid expenses	9,850	114,000
Deposits applied to business acquisition	-	500,000

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

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

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

3.  Going Concern and Liquidity

The Company has an accumulated deficit through June 30, 2012 of $14,829,143, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements as of June 30, 2012 include the accounts of the acquired Ygnition properties and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2011 (unaudited).

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Revenue	$ 95,352	$ 191,185
Direct Costs	73,230	152,659
Gross Margin	22,122	38,526

Operating, General and Administrative Costs	$ 9,343	$ 18,837
Net Income	$ 12,779	$ 19,689

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

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2011	12,922,000	$0.20	$ 0.11	$ -
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2012	12,922,000	$0.20	$ 0.11	$ 259,800
Exercisable	9,191,594	$0.21	$ 0.15	$ 259,800

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on June 30, 2012 of $0.09 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The intrinsic value amount changes based on the fair market value of the Company’s stock.

Range of Exercise	Number Outstanding	Remaining	Number Exercisable at
Prices	at June 30, 2012	Contractual Life	June 30, 2012
$ 0.04	5,196,000	4.07	5,196,000
$ 0.25	7,710,000	0.77	3,987,969
$ 0.75	8,000	1.83	4,125
$ 1.10	8,000	2.90	3,500

	Nonvested Options		Weighted Average Exercise Price
January 1, 2012	4,987,063		$0.25
Granted	-		-
Vested	1,256,657		0.25
Forfeited	-		-
Non-vested at June 30, 2012	3,730,406		$0.25

Option-based compensation expense totaled $56,375 and 1,001,905 for the three months ended June 30, 2012 and 2011, respectively.  Option-based compensation expense totaled $112,750 and and $1,059,062 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had $362,662 and $475,412 in unrecognized compensation costs related to non-vested stock options granted under the Plan, respectively.

During the six months ended June 30, 2012, the Company issued 1,450,000 shares of common stock valued at $88,000 for services performed by consultants, promoters, investor relations and fundraisers. The value of the services was determined based on the closing price of the Company’s stock on the date the services were performed.

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

On March 3, 2011 the Company received a “notice of exercise of video system reversionary rights.” Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA is working with Connected Lyfe on a resolution. However, if a resolution, satisfactory to both companies, cannot be found, the situation could escalate to additional legal action.

7.

Equity

8.

During the three and six months ended June 30, 2012, the Company issued 866,667 and 9,620,529 shares, respectively.  The Company issued 500,000 and 1,450,000 shares for services provided to the Company valued at $50,000 and $88,000 for the three and six months ended June 30, 2012, respectively.  The Company issued 366,667 and 7,180,529 shares on the conversion of convertible notes payable amounting to $40,401 and $215,839 for the three and six months ended June 30, 2012.

As of June 30, 2012, there were warrants to purchase 995,000 shares of common stock in connection with the sale of 995,000 shares common stock for cash consideration of $199,000 outstanding.  The warrants issued had an exercise price of $0.40 per share with a three year expiration and immediate vesting.  As of June 30, 2012 no warrants have been exercised.

During 2011, the Company issued warrants to purchase 100,000 shares of common stock with a fair value of $12,024 in exchange for services.  The warrants had an exercise price of $0.50 per share with a three year expiration and immediate vesting.  As of June 30, 2012 no warrants have been exercised.

The warrants were valued using the Black-Scholes option pricing model and the inputs and fair values associated with the warrants are detailed in the December 31, 2011 year-end financial statements filed with the SEC on April 16, 2012.

A summary of warrant activity for the six months ended June 30, 2012 is presented below:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding as of December 31, 2011	1,095,000	$ 0.41
Granted	-	$ -
Expired	-	$ -
Converted	-	$ -
Outstanding as of June 30, 2012	1,095,000	$ 0.41	2.21Years	$ -
Exercisable as of June 30, 2012	1,095,000	$ 0.41	2.21 Years	$ -

The year-end intrinsic values are based on a June 30, 2012 closing price of $0.09 per share.

8.  Related Party Transactions

On May 28, 2010 the Company entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of June 30, 2012 and December 31, 2011 the Company has accrued $34,119 and $25,114 interest on the note payable to Robert Bryson, respectively.  The Company recorded $4,503 and $3,938 in interest expense for the three months ended June 30, 2012 and 2011, respectively. As of August 21, 2012 the note has not been repaid and is in default.

On February 16, 2011 an officer of the Company loaned the Company $100,000 bearing an interest rate of 12%.  The note matured on February 16, 2012.  As of June 30, 2012 and December 31, 2011 the Company has accrued $17,039 and $10,414 interest on the note payable to the officer, respectively. The Company recorded $3,000 and $3,312 in interest expense for the three months ended June 30, 2012 and 2011, respectively. As of August 21, 2012 the note has not been repaid and is in default.

On February 28, 2012 an officer of the Company loaned the Company $15,000 bearing an interest rate of 12%.  As of June 30, 2012 the Company has accrued $613 interest on the note payable to the officer. The Company recorded $450 in interest expense for the three months ended June 30, 2012. As of August 21, 2012 the note has not been repaid.

On April 3, 2012, the Company signed a $90,000 convertible promissory note payable to the relative of an officer of the Company. The note is due on October 3, 2012 and has a 10% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 90% of the market price on date of conversion.  Consequently, the liability has been recorded at $100,000 on the balance sheet.  The difference between the face value and fair value of the note has been recognized as interest expense.  As of June 30, 2012, the Company had accrued interest of $2,105 and recorded $2,105 in interest expense for the three months ended June 30, 2012.  As of August 21, 2012 no payments have been made on this note.

9.  Notes Payable

On July 1, 2010 LYFE entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.  On April 30, 2012 LYFE converted $20,000 of the note principal and $9,850 of payables to that party as well as $4,551 in interest payable in stock totaling

300,000 shares.  On June 21, 2012 LYFE converted $5,000 as well as $1,000 in interest payable in stock totaling 66,667 shares.  The remaining balance of the note is $15,000 with $3,770 in interest as of June 30, 2012.  The Company recorded $868 and $1,175 in interest expense for the three months ended June 30, 2012 and 2011, respectively.  As of August 21, 2012 the remaining balance on the note has not been repaid in full.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.70 per share.  As of June 30, 2012 the Company has accrued $16,783 in interest on the note payable and recorded $2,757 and $2,250 in interest expense for the three months ending June 30, 2012 and 2011, respectively.  As of August 21, 2012 the Company is currently in default as no payments have been made on the note and the note has not been converted.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS) and affiliates.  The note is due on demand with an 18% interest rate. As of June 30, 2012 the Company accrued $1,803 interest on the note payable. The Company recorded $384 and $338 in interest expense for the three months ended June 30, 2012 and 2011, respectively. As of August 21, 2012 no payments have been made on this note and the note is in default.

On May 31, 2011, a shareholder loaned the Company $5,000 on a short-term convertible note payable.  The note was due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 50% of the market price on date of conversion.  Consequently, the liability has been recorded at $10,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of June 30, 2012, the Company had accrued interest of $433.  The Company recorded $105 and $34 in interest expense for the three months ended June 30, 2012 and 2011, respectively.  As of August 21, 2012 no payments have been made on this note and the note is in default.

On August 10, 2011, the Company signed a $65,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF of the note has been calculated at $13,000.  For the six months ended June 30, 2012, the Company recorded approximately, $3,250 in amortization.  As of June 30, 2012 the Company has accrued $4,708 in interest on the note payable and recorded $1,340 in interest expense for the three months ending June 30, 2012.  As of August 21, 2012 no payments have been made on this note and the note is in default.

On June 22, 2012, the Company signed a $200,000 convertible promissory note payable to a third party. The note is due on December 22, 2012 and has a 10% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 90% of the market price on date of conversion.  Consequently, the liability has been recorded at $222,222 on the balance sheet.  The difference between the face value and the fair value of the note has been recognized as interest expense.  As of June 30, 2012, the Company had accrued interest of $438 and recorded $438 in interest expense for the three months ended June 30, 2012.   As of August 21, 2012 no payments have been made on this note.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended June 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10-K, filed on April 16, 2012, for the year ended December 31, 2011.

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

Results of Operations

Revenue - During the three and six months ended June 30, 2012, we received $159,241 and $325,547, respectively.  This compared to $95,551 and $211,259 in revenues during the three and six months ended June 30, 2011, respectively.  The increase in revenues was due to the acquisition of properties from a regional provider in June 2011, which contributed approximately $52,600 and $105,200 in revenues during the three and six months ended June 30, 2012, respectively.  The additional revenue was offset by a decline in subscriber base of our customers on the UTOPIA network.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three and six months ended June 30, 2012 direct costs were $113,219 and $232,679, respectively.  This compared to $63,245 and $114,369 for the three and six months ended June 30, 2011, respectively.  The increase in direct costs was due to the acquisition of properties from a regional provider in June 2011, which contributed approximately $51,000 and $102,000 in direct costs during the three and six months ended June 30, 2012, respectively.  The additional cost was offset by a decline in subscriber base of our customers on the UTOPIA network.

Sales and Marketing – Sales and marketing costs are comprised of sales commissions and salaries, marketing relationships and materials. Sales costs in total decreased for the three and six month period ended June 30, 2012 from $2,575 and $4,650, respectively.  This compared to the decrease of $5,978 and $68,558 for the same period in 2011, respectively.  The decrease was a result of a cut in headcount of the sales and marketing employees which occurred in 2011 and the lack of funding to sell and market.  This decrease in sales and marketing expenditures has resulted in a decrease in customer base.

Customer Service and Operating Expenses – Customer Service and Operating costs are comprised of the Company’s call center, technical support, project management and general operations. Customer Service costs decreased in total $30,285 and $62,817 for the three and six months ended June 30, 2012, respectively.  This compared to the decrease in total of $32,907 and

$104,177 for the same period in 2011, respectively.   The decrease is due as a result of a reduction in head count in customer service.  The Company uses a provider to manage customer service and operations for the properties acquired.  Additionally, due to the decrease in sales and marketing expenditures, the customer base on the UTOPIA network has decreased which has decreased the customer service and operating costs.

General and Administrative – General and Administrative costs decreased by $1,015,968 and $1,443,288 for the three and six months ended June 30, 2012 and 2011, respectively.  This decrease is due to a reduction in employee head count and $884,824 of stock compensation expense recognized for 5,196,000 options issued with immediate vesting during the three months ended June 30, 2011. Due to a lack of liquidity and funding resources, the Company has reduced all non-essential costs.

Research and Development – Research and development costs are comprised of the costs to develop our next generation media and communications network.  The costs decreased $14,589 and $66,064 for the three and six months ended June 30, 2012 and 2011, respectively, due to a decrease in headcount as a result of a lack of liquidity and funding resources.

Net Loss - We had a net loss of $491,495 and $757,465 during the three and six months ended June 30, 2012, respectively.  This is compared to a net loss of $1,724,022 and 2,544,569 for the three and six months ended June 30, 2011, respectively.  The Company has reduced expenditures due to a lack of liquidity and funding.  As a result of decreased expenditures, revenue growth has slowed.  The Company is actively seeking additional funding which will be used to further the development of the IPTV technology the Company has been developing, search for strategic alliances, and grow current customer bases.

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

During the six months ended June 30, 2012, the current assets increased by $102,738 when compared to December 31, 2011 due to an increase in accounts receivable and cash.

During the six months ended June 30, 2012, the current liabilities increased by $142,228 when compared to December 31, 2011.  The increase was due to the increase in notes payable used to fund operations as well as an increase in accrued interest and liabilities partially offset by a decrease in accounts and taxes payable.  The Company used financing provided by the sale of common shares and short term borrowing to pay down some of the outstanding payables and tax liabilities.

We anticipate that we are likely to incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early operations, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2012 and 2013.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of June 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2012, the Company did not have the capital and staffing resources to maintain the operating effectiveness of internal controls over financial reporting.  Since the evaluation, management has been attempting to secure capital and resources to improve the operating effectiveness of internal controls over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during period ended June 30, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

On June 15, 2011, the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement. The judgment was for $191,160 which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of June 30, 2012, $40,000 in payment have been made on the liability and $3,930 of interest has been accrued on the outstanding $35,000.  During the three months ended June 30, 2012, $15,000 in payments had been made to the Michigan landlord reducing the liability including interest to  $38,930.

On July 19, 2011, the Company was notified by the Internal Revenue Service of intent to lien in the amount of $258,668 for unpaid taxes.  Since that time the Company has made payments to the IRS in the amount of $178,464 to reduce the tax liability, and the Company has had $25,302 in liability abated by the IRS.  As of June 30, 2012 the Company owes $62,712, including interest and penalties, to the IRS and continues to make monthly payments.

On January 20, 2012, a former employee residing in Utah filed a complaint with the State of Utah Labor Commission against the Company for unpaid payroll in the amount of $1,725.  The Company is currently complying with the requests from the Labor Commission to settle the dispute.  As of June 30, 2012 no payments have been made and no settlement has been reached.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on April 16, 2012. There have been no material changes in the Company’s assessment of its risk factors during the quarter ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 366,667 shares of restricted common stock during the three months ended June 30, 2012 in exchange for $30,551 of principal and interest on notes payable as well as an additional $9,850 in accounts payable.

The Company issued 500,000 shares of restricted common stock during the three months ended June 30, 2012 in exchange for fundraising and investor relation services valued at $50,000.

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

LYFE COMMUNICATIONS, INC.

Date:	August 20, 2012	By:	/s/Gregory Smith
Gregory Smith Chief Executive Officer and Chairman of the Board

Date:	August 20, 2012	By:	/s/ Garrett Daw
Garrett Daw Executive Vice President, Chief Accounting Officer, Secretary and Director