Form 10-Q/A
period 2012-06-30
LYFE Communications, Inc.
filed 2012-08-21
CIK 1299864

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

EXPLANATORY NOTE

LYFE Communications, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 20, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification of Gregory Smith Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2 32

Certification of Garrett Daw Pursuant to Section 302 of the Sarbanes-Oxley Act.*

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

* Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 20, 2012.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	August 21, 2012	By:	/s/Gregory Smith
Gregory Smith Chief Executive Officer and Chairman of the Board

Date:	August 21, 2012	By:	/s/ Garrett Daw
Garrett Daw Executive Vice President, Chief Accounting Officer, Secretary and Director

3