Form 10-Q
period 2012-09-30
LYFE Communications, Inc.
filed 2012-11-14
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-50892

LYFE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0638511
(State or other jurisdiction of	27-1606216
incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 14, 2012 – 98,189,904 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Index to Report

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

 Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$ 5,207	$ 3,700
Accounts receivable, net of allowances of $70,018 and $39,350, respectively	62,275	58,639
Total current assets	67,482	62,339

Property and equipment, net	219,188	363,295
Goodwill	233,100	233,100
Intangible assets, net	321,861	329,661
Other assets	361,950	363,025
Total assets	$ 1,203,581	$ 1,351,420

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 1,047,025	$ 1,091,788
Accrued liabilities	1,314,301	1,045,231
Deferred revenue	19,837	15,582
Payroll and sales tax payable	99,959	254,776
Notes payable	369,722	334,250
Notes payable – related party	390,000	275,000
Interest payable	38,062	26,154
Interest payable – related party	64,390	35,527
Total current liabilities	3,343,296	3,078,308
Total liabilities	3,343,296	3,078,308

Stockholders' deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 90,454,010 and 80,628,094 shares issued and outstanding, respectively	90,454	80,628
Paid in capital	12,921,508	12,264,162
Accumulated deficit	(15,151,677)	(14,071,678)
Total stockholders’ deficit	(2,139,715)	(1,726,888)
Total liabilities and stockholders’ deficit	$ 1,203,581	$ 1,351,420

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$ 133,107	$ 215,052	$ 458,654	$ 426,311

Costs and expenses:
Direct costs	97,779	164,032	330,458	278,401
Selling, general and administrative	273,814	876,725	945,404	3,307,979
Depreciation and amortization	51,847	46,438	154,404	109,015
Total operating expenses	423,440	1,087,195	1,430,266	3,695,395
Loss from operations	(290,333)	(872,143)	(971,612)	(3,269,084)
Gain (loss) on debt forgiveness	(1,669)	28,108	(1,669)	28,108
Interest expense	(30,532)	(161,975)	(106,718)	(309,603)
Loss before income taxes	(322,534)	(1,006,010)	(1,079,999)	(3,550,579)
Provision for income taxes	-	-	-	-
Net loss	$ (322,534)	$ (1,006,010)	$ (1,079,999)	$ (3,550,579)

Loss per share – basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted average shares outstanding – basic and diluted	89,701,317	70,754,854	88,008,330	65,867,999

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (1,079,999)	$ (3,550,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	154,404	109,015
Services provided in exchange for equity instrument	88,000	273,000
Share-based compensation expense	155,063	1,116,624
Non-cash interest expense	40,472	267,944
Loss on asset disposal	-	152,431
Loss on debt forgiveness	1,669	-
Changes in assets and liabilities:
Accounts receivable, net	(3,636)	6,277
Prepaid expenses	-	(47,866)
Other assets	1,075	31,333
Accounts payable	(26,313)	214,348
Taxes payable	(154,817)	84,917
Deferred revenue	4,255	(3,084)
Accrued liabilities	320,833	865,162
Other long-term liabilities - deferred rent	-	(725)
Net cash used in operating activities	(498,994)	(481,203)
Cash flows from investing activities:
Purchases of property and equipment	(2,499)	(499)
Payments for other intangible assets	-	(38,714)
Net cash used in investing activities	(2,499)	(39,213)
Cash flows from financing activities:
Proceed from notes payable	400,000	418,900
Payments on notes payable	(95,000)	-
Proceeds from issuance of common stock	198,000	139,000
Net cash provided by financing activities	503,000	557,900
Net increase in cash	1,507	37,484
Cash at beginning of period	3,700	1,010
Cash at end of period	$ 5,207	$ 38,494

Supplemental cash flow information:
Interest	$ 5,000	$ -
Income taxes	$ -	$ -
Common stock issued for conversion of notes	$ 205,989	$ 148,200
Stock issued for accounts payable or prepaid expenses	$ 18,450	$ -
Deposits applied to business acquisition	$ -	$ 500,000

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

1.  Business

The Company’s business is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended September 30, 2012, are not necessarily indicative of the operating results for the full year.

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

3.  Going Concern and Liquidity

The Company has an accumulated deficit through September 30, 2012 of $15,151,677, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements as of September 30, 2012 include the accounts of the acquired Ygnition properties and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 2011 (unaudited).

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Revenue	$ 105,122	$ 296,307
Direct Costs	82,483	235,142
Gross Margin	22,640	61,166
Operating, General and Administrative Costs	21,036	39,873
Net Income	$ 1,605	$ 21,293

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

A summary of option activity for the nine months ended September 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2011	13,267,000	$0.17	$-
Granted	-	$-
Expired/Cancelled	2,590,000	$0.23
Exercised	-	$-
Outstanding, September 30, 2012	10,677,000	$0.16	$73,440
Exercisable, September 30, 2012	7,841,828	$0.12	$73,440

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on September 28, 2012 of $0.06 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The intrinsic value amount changes based on the fair market value of the Company’s stock.

Exercise Prices	Options Outstanding September 30, 2012	Remaining Contractual Life	Options Exercisable September 30, 2012
$0.04	4,896,000	3.83	4,896,000
$0.25	5,765,000	1.38	2,938,203
$0.75	8,000	1.40	4,125
$1.10	8,000	1.75	3,500
	10,677,000		7,841,828

Option-based compensation expense totaled $42,312 and $57,562 for the three months ended September 30, 2012 and 2011, respectively.  Option-based compensation expense totaled $155,063 and $1,116,624 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 the Company had $215,904 in unrecognized compensation costs related to non-vested stock options granted under the Plan.

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

On March 3, 2011 the Company received a “notice of exercise of video system reversionary rights.”  Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA had been working with Connected Lyfe on a resolution.  At this time, due to the dispute based on “performance” of the contract, legal notices have been received and the company plans to either continue to work with UTOPIA on a solution or follow through with the legal proceedings and counter actions.

7.  Equity

During the nine months ended September 30, 2012 the Company issued 9,825,916 shares which included 1,450,000 shares for services provided to the Company valued at $88,000, 990,000 shares for cash proceeds of $198,000, and 7,385,916 shares for debt of $224,439 and a loss of $1,670.

For the year ended December 31, 2011, the Company issued warrants to purchase 995,000 shares of common stock in connection with the sale of 995,000 shares common stock for cash consideration of $199,000.  The warrants issued had an exercise price of $0.40 per share with a three year expiration and immediate vesting.   Additionally, the Company issued warrants to purchase 100,000 shares of common stock with a fair value of $12,024 in exchange for services.  The warrants had an exercise price of $0.50 per share with a three year expiration and immediate vesting. As of September 30, 2012 no warrants have been exercised.

The warrants were valued using the Black-Scholes option pricing model and the inputs and fair values associated with the warrants are detailed in the December 31, 2011 year-end financial statements filed with the SEC on April 16, 2012.

A summary of warrant activity for the nine months ended September 30, 2012 is presented below:

	Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	1,095,000	$0.41	2.71	$-
Granted	-	$-	-
Expired/Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding, September 30, 2012	1,095,000	$0.41	1.96	$-
Exercisable, September 30, 2012	1,095,000	$0.41	1.96	$-

The year-end intrinsic values are based on a September 28, 2012 closing price of $0.06 per share.

8.  Related Party Transactions

On May 28, 2010 the Company entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of September 30, 2012 and December 31, 2011 the Company has accrued $38,621 and $25,114 interest on the note payable, respectively.  The Company recorded $4,503 and $3,938 in interest expense for the three months ended September 30, 2012 and 2011, respectively. As of November 2012 the note has not been repaid and is in default.

On February 16, 2011 an officer of the Company loaned the Company $100,000 bearing an interest rate of 12%.  The note matured on February 16, 2012.  As of September 30, 2012 and December 31, 2011 the Company has accrued $20,351 and $10,414 interest on the note payable, respectively. The Company recorded $3,312 and $3,000 in interest expense for the three months ended September 30, 2012 and 2011, respectively. As of November 2012 the note has not been repaid and is in default.

On February 28, 2012 an officer of the Company loaned the Company $15,000 bearing an interest rate of 12%.  As of September 30, 2012 the Company has accrued $613 interest on the note payable. The Company recorded $450 in interest expense for the three months ended September 30, 2012. As of November 2012 the note has not been repaid.

On April 3, 2012 the Company signed a $90,000 convertible promissory note payable to the relative of an officer of the Company. The note is due on October 3, 2012 and has a 10% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 90% of the market price on date of conversion.  Consequently, the liability has been recorded at $100,000 on the balance sheet.  The difference between the face value and fair value of the note has been recognized as interest expense.  As of September 30, 2012, the Company had accrued interest of $4,355 and recorded $2,250 in interest expense for the three months ended September 30, 2012.  As of November 2012 no payments have been made on this note.

9.  Notes Payable

On July 1, 2010 the Company entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.  On April 30, 2012 the Company converted $20,000 of the note principal and $9,850 of payables to that party as well as $4,551 in interest payable in stock totaling 300,000 shares.  On June 21, 2012 the Company converted $5,000 as well as $1,000 in interest payable in stock totaling 66,667 shares.  The remaining balance of the note is $15,000 with $4,301 in interest as of September 30, 2012.  The Company recorded $531 and $1,175 in interest expense for the three months ended September 30, 2012 and 2011, respectively.  As of November 2012 the remaining balance on the note has not been repaid.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.70 per share.  As of September 30, 2012 the Company has accrued $19,540 in interest on the note payable and recorded $2,757 and $2,250 in interest expense for the three months ending September 30, 2012 and 2011, respectively.  As of November 2012 the Company is currently in default as no payments have been made on the note and the note has not been converted.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS) and affiliates.  The note is due on demand with an 18% interest rate. As of September 30, 2012 the Company accrued $2,187 interest on the note payable. The Company recorded $384 and $338 in interest expense for the three months ended September 30, 2012 and 2011, respectively.  As of November 2012 no payments have been made on this note and the note is in default.

On May 31, 2011, a shareholder loaned the Company $5,000 on a short-term convertible note payable.  The note was due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 50% of the market price on date of conversion.  Consequently, the liability has been recorded at $10,000 on the balance sheet.  The difference between the face value and fair value of the note has been recognized as interest expense.  As of September 30, 2012, the Company had accrued interest of $548.  The Company recorded $105 and $100 in interest expense for the three months ended September 30, 2012 and 2011, respectively.  As of November 2012 no payments have been made on this note and the note is in default.

On August 10, 2011, the Company signed a $65,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the beneficial conversion feature (BCF) using the intrinsic method as stipulated in ASC 470. The value of the BCF of the note has been calculated at $13,000.  For the nine months ended September 30, 2012, the Company recorded approximately, $3,250 in amortization.  As of September 30, 2012 the Company has accrued $6,048 in interest on the note payable and recorded $1,340 in interest expense for the three months ending September 30, 2012.  As of November 2012 no payments have been made on this note and the note is in default.

On June 22, 2012, the Company signed a $200,000 convertible promissory note payable to a third party. The note is due on December 22, 2012 and has a 10% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 90% of the market price on date of conversion.  Consequently, the liability has been recorded at $222,222 on the balance sheet.  The difference between the face value and the fair value of the note has been recognized as interest expense.  As of September 30, 2012, the Company had accrued interest of $5,438 and recorded $5,000 in interest expense for the three months ended September 30, 2012.   As of November 2012 no payments have been made on this note.

10.  Subsequent Events

In October 2012, the Company issued 7,735,894 common shares in exchange for $290,000 in principal and $11,700 in accrued interest on two notes payable.

In October 2012, the Company signed a $53,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on July 18, 2013.

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

Overview

We are developing, deploying and operating, we believe, the next generation media and communications network based services to single-family, multi-family, high-rise, resort and hospitality properties. LYFE Communications has commenced providing video, Internet and telephone services to consumers and businesses and is planning on transitioning those services to our next generation platform.  We function as a network and service provider and rely on our underlying facilities based network partners to provide the basic telecommunications network connections to our end customers. We are an application services provider (“ASP”) of Internet protocol television (“IPTV”), Internet services (“ISP”) and voice over Internet protocol (“VOIP”) telephone services. We launched services with a fiber to the home (“FTTH”) network provider along the Wasatch front in Utah and are seeking to expand our reach through partnerships with other networks.  To provide services along the Wasatch front in Utah, we have entered into two agreements with Utah Telecommunications Open Infrastructure Agency  (“UTOPIA”) to: (1) become a non-exclusive service provider over its network and (2) to acquire its video systems and provide video services over its system and make such video services available to other providers.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the period ended September 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10-K, filed on April 16, 2012, for the year ended December 31, 2011.

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

Results of Operations

Revenue - During the three and nine months ended September 30, 2012, we recorded $133,107 and $458,654, respectively.  This compared to $215,052 and $426,311 in revenues during the three and nine months ended September 30, 2011, respectively.  The change in revenue was a result of both the acquisition of properties from a regional provider in June 2011, as well as a decline in subscriber base of both our customers on the UTOPIA network and the properties associated with the acquisition in 2011.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three and nine months ended September 30, 2012 direct costs were $97,779 and $330,458, respectively.  This compared to $164,032 and $278,401 for the three and nine months ended September 30, 2011, respectively. The increase in direct costs during the nine months period were a result of the acquisition of properties from a regional provider in June 2011.  The decrease in direct costs during the three months period were a result of a decline in subscriber base of both our customers on the UTOPIA network and the properties associated with the acquisition in 2011.

Selling, General and Administrative – Selling, General and Administrative costs decreased by $602,911 and $2,362,575 for the three and nine months ended September 30, 2012 and 2011, respectively.  This decrease is due to a reduction in employee head count, as well as a decrease in operating costs related to a decline in the customer base. Due to a lack of liquidity and funding resources, the Company has reduced all non-essential costs.

Net Loss - We had a net loss of $322,534 and $1,079,999 during the three and nine months ended September 30, 2012, respectively.  This is compared to a net loss of $1,006,010 and $3,550,579 for the three and nine months ended September 30, 2011, respectively.  The Company has reduced expenditures due to a lack of liquidity and funding.  As a result of decreased expenditures, revenue growth has slowed.  The Company is actively seeking additional funding which will be used to further the development of the IPTV technology the Company has been developing, search for strategic alliances, and grow current customer bases.

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

During the nine months ended September 30, 2012, the current assets increased by $5,143 when compared to December 31, 2011 due to an increase in accounts receivable and cash.

During the nine months ended September 30, 2012, the current liabilities increased by $264,988 when compared to December 31, 2011.  The increase was due to the increase in notes payable used to fund operations as well as an increase in accrued interest and liabilities partially offset by a decrease in accounts and taxes payable.  The Company used financing provided by the sale of common shares and short term borrowing to pay down some of the outstanding payables and tax liabilities.

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

Management is currently seeking sources of equity and debt financing from current and potential investors.  The Company has signed agreements with AT&T to upgrade services to all the existing Ygnition properties acquired in the June 2011 acquisition.  The Company considers the upgrades to potentially increase revenue by offering improved services.  The potential for increased revenue does not include a large capital investment.  The Company will improve services without increasing but reducing the direct costs of providing services to each of the properties.  There can however be no assurance that improving services will lead to increased revenue.  To address the risks involved, the Company has to increase the customer base at each of the properties.  Additionally, the Company has to receive more funding to provide sales and marketing, and increase the revenues in the properties.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2012, the Company did not have the capital and staffing resources to maintain the operating effectiveness of internal controls over financial reporting.  Since the evaluation, management has been attempting to secure capital and resources to improve the operating effectiveness of internal controls over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during period ended September 30, 2012.

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

On March 3, 2011, the Company received a “notice of exercise of video system reversionary rights” from UTOPIA. Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA had been working with Connected Lyfe on a resolution.

On June 15, 2011, the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement. The judgment was for $191,160 which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of September 30, 2012, $40,000 in payment have been made on the liability and $3,930 of interest has been accrued on the outstanding $35,000.

On July 19, 2011, the Company was notified by the Internal Revenue Service of intent to lien in the amount of $258,668 for unpaid taxes.  Since that time the Company has made payments to the IRS in the amount of $178,464 to reduce the tax liability, and the Company has had $25,302 in liability abated by the IRS.  On August 21, 2012 the Company paid the remaining balance owed to the IRS.  On September 12, 2012, the Company received a “Certificate of Release of Federal Tax Lien”.

On January 20, 2012, a former employee residing in Utah filed a complaint with the State of Utah Labor Commission against the Company for unpaid payroll in the amount of $1,725.  The Company is currently complying with the requests from the Labor Commission to settle the dispute.  As of September 30, 2012 no payments have been made and no settlement has been reached.

On September 26, 2012, the Company received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $.70.  Throughout the duration of the note, the Company has tried several times to reach out to Siegfried & Jensen to settle this debt.  The Company has even offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, the Company filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.

On September 28, 2012, the Company received a “notice of transfer of customers” from UTOPIA to transfer the existing customer base to another provider on their network.

On October 2, 2012, the Company received a “Summons & Complaint” from UTOPIA in conjunction with their claim that the Company failed to comply with both the “Network Access Agreement” and the “Video Systems Agreement”.  Under the complaint UTOPIA is asking for $495,000 in relief from Connected Lyfe Inc.

On October 10, 2012, the Company signed an agreement with Veracity Networks to transfer those customers remaining on the UTOPIA network.

On November 2, 2012, the company filed its official answer and subsequent counter complaint to the UTOPIA allegations.  The company alleges in its answer and counter claim to the court that UTOPIA failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seeks reimbursement of $375,000.  Further, the company alleges in its answer and counter claim that UTOPIA has consistently overbilled for services, and prevented the company from managing its customer accounts on the UTOPIA network, resulting in $240,000 of damages.  Further, the company is also claiming the full value of its customers that were transferred as a result of UTOPIAs actions in October 2012. The company is seeking $1,900,000 in damages. Finally, the company is claiming substantial additional consequential and punitive damages. These actions came after years of failed negotiations between the company and UTOPIA.  The company decided it was in the best interest of its shareholders to take decisive action in a court of law against UTOPIA in order to recover any losses that UTOPIA has caused the company to incur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 205,387 shares of restricted common stock during the three months ended September 30, 2012 in exchange for $8,600 of principal and $1,669 of interest in accounts payable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31-1 31-2 32

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	November 14, 2012	By:	/s/Gregory Smith
Gregory Smith Chief Executive Officer and Chairman of the Board

Date:	November 14, 2012	By:	/s/ Garrett Daw
Garrett Daw Executive Vice President, Chief Accounting Officer, Secretary and Director