Form 10-K
period 2012-12-31
LYFE Communications, Inc.
filed 2013-04-15
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ¨

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $6.2 million.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2013 was 113,383,393 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

LYFE COMMUNICATIONS INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

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

Business of LYFE Communications

LYFE Communications, Inc. is developing a technology base for next generation entertainment and communications. Through the wholly owned subsidiary Connected Lyfe, Inc., its primary customer acquisition, operations and services division, LYFE Communications is truly integrating television, ultra high-speed Internet and enhanced voice services for delivery via Internet using IP (Internet Protocol).

The Company’s technology innovations take traditional digital television delivery and convert it to an adaptive IP-based service. The result is dramatically lower cost of operation, new interactive capabilities and delivery to any device, in any location, at any time.

As of December 31, 2012, LYFE Communications provides high-speed data and voice services to consumers in six cities and will deploy next generation television services, with voice and data access, into each of these markets, offering the most innovative and compelling media and communications services to residential customers.  Beyond these markets, LYFE Communications will deploy its innovative platform through acquisitions, partnerships, and technology licensing to major existing service providers.

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

Overview of the Industry and Direction/Challenges

Media businesses have seen the rise and fall of new revenue models and new media empires on a pace and scale uncommon in other industries.  The business changes with each new advancement in telecommunications capability and adoption.  As with previous evolutions driven by cable network distribution, digitization or satellite transmission power, the next set of changes are foreseeable and actionable. As of December 31, 2012, improvements in physical network infrastructure, technological innovation, and content rights have, for the first time, all progressed to the levels necessary for the next generation in consumer tele-visual experience.

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

Distribution-MDU/PCO Strategy

LYFE Communications expects to significantly increase their subscriber base in 2013.  The Company is currently under contract to provide its Data and Telephony services to 28 MDU properties spanning 6 cities in 2 states.  These properties present a total market opportunity of over 12,000 units.  These contracts can be characterized in one of two ways: bulk, or subscription.  A “bulk” contract allows LYFE to provide services to each and every tenant at the complex.  We currently have 3 bulk contracts with a total customer base of 600. The remaining 25 contracts are “subscription”, meaning we have either an exclusive or non-exclusive marketing contract and/or Right of Entry (ROE) at the property.  Our average penetration rate at the subscription properties is 10%, which represents a tremendous growth opportunity for the Company.  Further, all of these contracts provide the Company with the opportunity to extend more services in the future.  The Company is currently negotiating with some of the countries largest REIT’s and property management groups to provide services to the properties they own and manage.

LYFE Communications Distribution and Marketing Plan

Traditionally, TV, phone, and Internet service providers have relied on mass marketing and advertising campaigns to reach out and acquire customers.  This has typically been accomplished using a mix of media such as TV, radio, and print.  Although these are effective ways to create buzz, and inform consumers about your company, this type of marketing makes it very difficult to exactly reach our target customer, and, measure the sales team’s effectiveness.  Also, it is not cost effective, especially for a relatively young company.  For these reasons and many others, LYFE Communications uses a more direct and personal method to reach and acquire our customers.  Our sales team contacts each and every prospective customer directly. This highly effective method of sales ensures the customer receives the products and services they need resulting in a “stickier” customer for the Company.

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

We are developing several proprietary technologies that address network management and video distribution over IP networks. We recently filed for a patent on our adaptive multi-cast streaming technology and we have filed for a provisional patent on our real time adaptive stream switching technology.  We expect to file more patents in 2013.  These applications will address the distribution of common video across some types of legacy IP networks, specific methods for the integrated use of meta data in operations to reduce costs and extend functionality, the development of multi-tiered control systems to manage heterogeneous IP networks, and methods for video frame storage that reduce cost, increase reliability, and reduce latency. We have not filed any applications but are hoping to file in the near term.  Where required, we will obtain franchise cable rights.

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

Employees

As of the date of this Current Report, we have 10 full-time and/or part-time employees and/or contractors working for the Company.  None of them are represented by a labor union or subject to a collective bargaining agreement.  We consider our relations with our staff members and contractors to be good.

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

Through December 31, 2012, LYFE Communication’s business has not shown a profit in operations and has generated modest revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We may be adversely affected by regulatory and litigation developments.

We are exposed to the risk that federal or state legislation may negatively impact our operations.  Changes in federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation could increase our cost of doing business or otherwise adversely affect our operations.  Additionally, we are regularly involved in various litigation matters, including class action and patent infringement claims, which arise in the ordinary course of our business.  Litigation or regulatory developments could adversely affect our business operations and financial performance.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 3 to the LYFE Communications Inc’s December 31, 2012 financial statements, we have limited revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Present members of management currently do not own a majority of our outstanding voting securities and cannot elect all directors who in turn elect all officers, without the votes of other shareholders.

Messrs. Bryson, Daw and Smith, who comprise all of the members of our current directors collectively own 44% of our outstanding voting securities and accordingly, do not have effective control of the company. Votes of other shareholders will have an effect when we are managed by our Board of Directors and operated through our officers, all of whom are elected by shareholders.

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

ITEM 3.  LEGAL PROCEEDINGS

Vendors and Former Employees

On December 13, 2010 Love Communications LLC filed a complaint against the Company in the Third Judicial Court of Salt Lake County in the amount of $43,672 for unpaid invoices.  The Company disputed the complaint and engaged in settlement proceedings with Love Communications.  On March 27, 2012 the dispute was settled for $36,000 and paid in full.

On June 15, 2011 the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement.  The judgment was for $191,160 which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of December 31, 2011 $20,000 in payment was made on the liability and $2,088 of interest was accrued on the outstanding $55,000.  During 2012 $20,000 in payments were made on the liability and $1,842 of interest was recorded.  Additionally during 2012, the Company wrote off $23,930 of principal and accrued interest that was still being accrued for after the November 15, 2011 settlement.  As a result the total liability balance as of December 31, 2012 is $15,000. As of April 2013 the Company has paid $70,000 of the original settlement resulting in a balance of $5,000 still owing to satisfy the liability.

On October 12, 2011 a former employee residing in Michigan filed a complaint with the Michigan Department of Licensing and Regulatory Affairs against the Company for unpaid payroll in the amount of $10,000.  On March 19, 2012 the claim was settled and paid in full by the Company.

On January 20, 2012 a former employee residing in Utah filed a complaint with the State of Utah Labor Commission against the Company for unpaid payroll in the amount of $1,725.  On December 6, 2012, the claim was settled and paid in full by the Company.

Internal Revenue Service

On July 19, 2011, the Company was notified by the Internal Revenue Service of intent to lien in the amount of $258,668 for unpaid taxes.  Since that time the Company has made payments to the IRS in the amount of $178,464 to reduce the tax liability, and the Company has had $25,302 in liability abated by the IRS.  On August 21, 2012 the Company paid the remaining balance owed to the IRS.  On September 12, 2012, the Company received a “Certificate of Release of Federal Tax Lien” and has no outstanding liability for this matter as of December 31, 2012.

Siegfried and Jensen

On September 26, 2012, the Company received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $.70. Throughout the duration of the note, the Company has tried several times to reach out to Siegfried & Jensen to settle this debt.  The Company has even offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, the Company filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  As of April 2013, the complaint is in legal proceedings.

UTOPIA

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

On November 2, 2012, the Company filed its official answer and subsequent counter complaint to the Utopia allegations.  The Company alleges in its answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seeks reimbursement of $375,000.  Further, the Company alleges in its answer and counter claim that Utopia has consistently overbilled for services, and prevented the Company from managing its customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, the Company is also claiming the full value of its customers that were transferred as a result of Utopias actions in October 2012. The Company is seeking $1,900,000 in damages. Finally, the company is claiming substantial additional consequential and punitive damages. These actions came after years of failed negotiations between the Company and Utopia. The Company decided it was in the best interest of its shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused the company to incur and believes that they will be successful in this pursuit.

ITEM 4.  MINE SAFETY DISCLOSURE

None; Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “LYFE”. We have been eligible to participate in the OTC Bulletin Board since April 12, 2010. The following table sets forth the quarterly high and low bid prices for our common stock during since trading began, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  Below are the high and low prices for Connected Lyfe common stock for each of the quarters in 2011 and 2012 in which the company publically traded its stock.

Quarter Ending	High Bid	Low Bid
March 31, 2011	$0.80	$0.51
June 30, 2011	$0.52	$0.05
September 30, 2011	$0.18	$0.02
December 31, 2011	$0.11	$0.05
March 31, 2012	$0.14	$0.04
June 30, 2012	$0.12	$0.09
September 30,2012	$0.09	$0.05
December 31, 2012	$0.08	$0.04

Holders of Common Stock

As of April 15, 2013, we have 132 stockholders of record of the 113,383,393 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

2010 Stock Plan

Connected Lyfe has reserved for issuance an aggregate of 15,000,000 shares of common stock under the Company’s 2010 Stock Plan (“the Plan”) that was adopted effective January 1, 2010.   During 2010 the Board of Directors approved, priced and granted 12,276,500 options to purchase 12,276,500 shares of the Company’s common Stock.  During 2010, 3,015,500 of the options that were granted were forfeited.  In 2011, the Board approved, priced, and granted 15,588,000 options to purchase 15,588,000 shares of the Company’s common stock, of which 11,582,000 shares were cancelled.  During 2012, no new options were granted, and 3,006,000 were cancelled.  At the year ending December 31, 2012, there were 10,261,000 options outstanding.

For additional information pertaining to the Company’s stock option plan, see Note 6 of the Company’s notes to the financial statements.

 Equity Compensation Plans Information

We maintain the 2010 Stock Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.

LYFE Communications shareholders approved the Connected Lyfe Stock Option Plan effective January 1, 2010 and adopted under the Merger Agreement.

Recent Sales of Unregistered Securities

On November 30, 2012, the Company received $15,000 for the issuance 600,000 common shares valued at $0.025 per share.  On December 5, 2012, the Company received $25,000 for the issuance of 714,286 common shares valued at $0.035 per share.  On January 7, 2013, the Company received $15,000 for the issuance of 428,571 common shares valued at $0.035 per share.  On January 8, 2013, the Company received $20,000 for the issuance of 571,429 common shares valued at $0.035 per share.  On January 17, 2013, the Company received $20,000 for the issuance of 444,444 common shares valued at $0.045 per share.  On February 11, 2013, the Company received $12,000 for the issuance of 300,000 common shares valued at $0.045 per share.  On February 22, 2013, the Company received $10,000 for the issuance of 222,222 common shares valued at $0.045 per share.  On February 25, 2013, the Company received $86,000 for the issuance of 1,911,111 common shares valued at $0.045 per share.  On March 21, 2013, the Company received $160,500 for the issuance of 3,566,667 common shares valued at $0.045 per share.  On March 25, 2013, the Company received $40,000 for the issuance of 888,889 common shares valued at $0.045 per share.  On April 1, 2013, the Company received $70,000 for the issuance of 1,555,556 common shares valued at $0.045 per share.

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

OVERVIEW AND OUTLOOK

Background

LYFE Communications, Inc. (formerly known as Hangman Productions, Inc) was organized under the laws of the State of Utah on August 11, 1999, and in November 2001, commenced operations to produce film content in the format of “short films.”  LYFE Communication concluded that these operations were unviable because LYFE was unable to recruit experienced production staff to produce and complete post-production film content within the expected budget, and in 2004, we entered into a relationship with Benderspink, a diversified management and production company, specializing in initiating and managing the careers of screenwriters and actors.  LYFE then changed our focus to conducting screenplay contests (our “Screenplay Shootout Contests”), and conducted our first screenplay contest during that year, with Benderspink having agreed to consider our competition finalists’ screenplays.  LYFE hosted four (4) screenplay contests between 2004 and 2007, and one in 2009. LYFE produced one film, Four Stories of St. Julian, through LYFE’s then wholly-owned subsidiary, 4th Grade Films, Inc. (“4th Grade”). 4th Grade had been formed by us in 2007 to raise capital to produce a screenplay.  LYFE completed production of this film in the summer of 2007; and we sold our interest in 4th Grade in June 2008.

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

The Merger resulted in a change of our control, and the persons who were directors, executive officers and principal shareholders of Connected Lyfe were designated as LYFE Communications’ directors and executive officers, with LYFE Communications’ pre-Merger directors and executive officers resigning. Robert A. Bryson was designated a director and President; Garrett R. Daw was designated as a director and Secretary; and Gregory M. Smith was designated as a director and Vice President.  These persons collectively own 44,769,055 shares of post-Merger outstanding voting securities, comprised of common stock, or approximately 44% of LYFE Communications’ common stock.

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

Results of Operations

For the years ended December 31, 2012, and 2011

Revenue - Total revenues were $531,531 in 2012 compared to $621,830 in revenue in 2011.  The decrease in revenues is due to the sell of the Utopia customers in October of 2012 and also a decline in the subscriber base associated with the Ygnition properties acquired in 2011.  Due to cash constraints the Company was forced to suspend its selling efforts and its growth.  A new push is being made in 2013 to increase subscribers by upgrading the services offered to the properties acquired from Ygnition.

Direct Costs - Direct costs for the year ended December 31, 2012 and 2011, was $417,994 and $515,491, respectively, generating a gross profit in 2012 and 2011 of $113,537 and $106,339, respectively.  The Company expects to improve its gross profit as a percentage of sales through economies of scale on equipment and other fixed costs incurred that is sufficient to service a much larger subscriber base in future periods.

Selling, General and Administrative – Selling, general and administrative costs decreased by $2,053,877 from the years ended December 31, 2012 and 2011.  This decrease is due to a reduction in employee head count, as well as a decrease in operating costs related to a decline in the customer base.  Due to lack of liquidity and funding resources, the Company has reduced all non-essential costs.

Net Loss – The Company had a net loss of $1,742,079 and $3,886,431 during the years ended December 31, 2012 and 2011, respectively.  The Company has reduced expenditures due to a lack of liquidity and funding. As a result of decreased expenditures, revenue growth has slowed.  The Company is actively seeking additional funding which will be used to further the development of the IPTV technology, search for strategic alliances, and grow current customer bases.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2012 compared to December 31, 2011.

			Increase/Decrease
	12/31/2012	12/31/2011	$	%
Current Assets	$18,602	$62,339	$(43,737)	(70)%
Current Liabilities	$3,307,735	$3,078,308	$229,427	7%
Working Capital (Deficit)	$(3,289,133)	$(3,015,969)	$(273,164)	(8)%

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

During the twelve months ended December 31, 2012, the current liabilities increased by $229,427 when compared to December 31, 2011.  The primary reason for the increase in current liabilities is due to funding and liquidity at the Company and increase in short-term notes payable which have been used to fund operations.  The Company incurs expenses through operations and without additional funding the liabilities will continue to increase.   Additionally short-term loans have been used to fund obligations and operations, some of which are in default.

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

Goodwill and Long-Lived Asset Valuation

We test goodwill for impairment on an annual basis as of December 31. The goodwill impairment evaluation process is based on both an assessment of future cash flows  and a market comparable approach. The assessment of future cash flows uses our estimates of future market growth, market share, revenue and costs, to determine the future profitability of the properties. We evaluated goodwill for impairment as of December 31, 2012 and determined that recorded goodwill was not impaired at that time.  If we fail to achieve our assumed growth rates or assumed gross margin, we may incur charges for impairment in the future. For these reasons, we believe that the accounting estimates related to goodwill and long-lived assets are critical accounting estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued accounting standards, including those not yet adopted, in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

LYFE Communications, Inc.

South Jordan, Utah

We have audited the accompanying consolidated balance sheet of LYFE Communications, Inc. as of December 31, 2012, and the related consolidated statements of operation, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LYFE Communications, Inc. as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses since inception. The Company has not established operations with consistent revenue streams and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2013

The Board of Directors and Shareholders

LYFE Communications, Inc.

We have audited the accompanying consolidated balance sheet of LYFE Communications, Inc. as of December 31, 2011 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LYFE Communications, Inc. as of December 31, 2011 and the consolidated results of operations and cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 16, 2012

LYFE Communications, Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$5,481	$3,700
Accounts receivable, net of allowances of $91,977 and $39,350, respectively	13,121	58,639
Total current assets	18,602	62,339

Property and equipment, net	136,668	363,295
Goodwill	233,100	233,100
Intangible assets, net	319,261	329,661
Other assets	361,950	363,025
Debt issuance costs	4,383	-
Total assets	$1,073,964	$1,351,420

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$929,390	$1,091,788
Accrued liabilities	1,629,300	1,045,231
Deferred revenue	7,742	15,582
Payroll and sales taxes payable	34,569	254,776
Notes payable	167,309	334,250
Notes payable – related party	296,102	275,000
Interest payable	38,907	26,154
Interest payable – related party	68,300	35,527
Derivative liability	136,116	-
Total current liabilities	3,307,735	3,078,308
Total liabilities	3,307,735	3,078,308

Stockholder's deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 101,884,087 and 80,628,094 shares issued and outstanding, respectively	101,884	80,628
Paid in capital	13,478,102	12,264,162
Accumulated deficit	(15,813,757)	(14,071,678)
Total stockholders’ deficit	(2,233,771)	(1,726,888)
Total liabilities and stockholders’ deficit	$1,073,964	$1,351,420

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statement of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues	$531,531	$621,830

Costs and expenses:
Direct costs	417,994	515,491
Selling, general and administrative	1,419,758	3,473,635
Depreciation and amortization	199,212	165,652
Total operating expenses	2,036,964	4,154,778
Loss from operations	(1,505,433)	(3,532,948)
Gain (loss) on extinguishment of debt	44,378	28,108
Gain (loss) on disposal of assets	(38,350)	-
Gain (loss) on derivative liability	2,402	-
Interest expense	(245,076)	(381,591)
Loss before income taxes	(1,742,079)	(3,886,431)
Provision for income taxes	-	-
Net loss	$(1,742,079)	$(3,886,431)

Loss per share – basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding – basic and diluted	90,105,051	68,580,611

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Stockholders’ Deficit

				Additional
			Common	Paid-In Capital			Total
	Common Shares		Shares To	Common Shares	Additional	Accumulated	Stockholders'
	Shares	Amount	Be issued	To Be issued	Paid-In Capital	Deficit	Deficit

Balance - December 31, 2010	62,527,337	$ 62,527	95,833	$ 115,000	$ 9,855,502	$ (10,185,247)	$ (152,218)
Common shares issued	95,833	96	(95,833)	(115,000)	114,904	-	-
Common stock issued for cash	2,736,072	2,736	-	-	335,264	-	338,000
Common stock issued for services	4,748,941	4,749	-	-	338,082	-	342,831
Compensation related to stock option grants	-	-	-	-	1,170,959	-	1,170,959
Common stock issued for conversion of notes	10,519,911	10,520	-	-	416,451	-	426,971
Beneficial conversion feature on convertible notes	-	-	-	-	33,000	-	33,000
Net Loss	-	-	-	-	-	(3,886,431)	(3,886,431)

Balance - December 31, 2011	80,628,094	80,628	-	-	12,264,162	(14,071,678)	(1,726,888)
Common stock issued for cash	2,304,286	2,304	-	-	235,696	-	238,000
Common stock issued for services	700,000	700	-	-	57,300	-	58,000
Common stock issued for accounts payable	3,129,897	3,130	-	-	148,245	-	151,375
Compensation related to stock option grants	-	-	-	-	179,319	-	179,319
Common stock issued for conversion of notes	15,121,810	15,122	-	-	593,380	-	608,502
Net Loss	-	-	-	-	-	(1,742,079)	(1,742,079)

Balance - December 31, 2012	101,884,087	$ 101,884	-	$ -	$ 13,478,102	$ (15,813,757)	$ (2,233,771)

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net loss	$(1,742,079)	$(3,886,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	199,212	165,652
Amortization of debt discount	158,562	-
Amortization of debt issuance costs	1,117	-
Common stock issued for services	58,000	342,831
Share - based compensation expense	179,319	1,170,959
Accrued interest	69,883	360,294
Loss on asset disposal	38,350	7,387
Gain on debt forgiveness	(44,378)	-
Gain on derivative liability	(2,402)	-
Changes in assets and liabilities:
Accounts receivable, net	45,518	972
Prepaid expenses	-	2,112
Other assets	1,075	30,083
Accounts payable	41,117	369,543
Payroll and sales tax payable	(220,207)	9,588
Deferred revenue	(7,840)	(3,059)
Accrued liabilities	584,069	757,703
Other long-term liabilities - deferred rent	-	(4,526)
Net cash used in operating activities	(640,684)	(676,892)
Cash flows from investing activities:
Purchases of property and equipment	(535)	(499)
Proceeds from the sale of property and equipment	-	1,895
Payments for other intangible assets	-	(38,714)
Net cash used in investing activities	(535)	(37,318)
Cash flows from financing activities:
Proceeds from note payable	385,500	378,900
Debt issuance costs	(5,500)	-
Payments on notes payable	(95,000)	-
Proceeds from notes payable – related party	120,000	-
Proceeds from issuance of common stock	238,000	338,000
Net cash provided by financing activities	643,000	716,900
Net increase in cash	1,781	2,690
Cash at beginning of period	3,700	1,010
Cash at end of period	$5,481	$3,700

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

1.   Nature of Business

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

Principles of Consolidation

The consolidated financial statements include the accounts of LYFE Communications, Inc. and its wholly-owned subsidiary, Connected Lyfe Inc.  All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  As of December 31, 2012 and 2011 the Company had no cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

We rely on terms with our suppliers to continue to provide access to telecommunication services. Ygnition Networks provides the services to manage and operate properties acquired in the acquisition of properties on June 1, 2011 and provided billing functions for customers on the UTOPIA network until the sale of those customers on October 10, 2012.  We rely on Ygnition’s ability to continue to manage and supply data and phone services to those properties.  As of December 31, 2012, there was $6,807 of accounts receivable from Ygnition for the income from the managed properties and no amounts payable to Ygnition.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level one - Quoted market prices in active markets for identical assets or liabilities;

Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash, accounts payable, and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis. There were no assets or liabilities measured at fair value as of December 31, 2011.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$136,116	$-	$-	$136,116
Total Liabilities Measured at Fair Value	$136,116	$-	$-	$136,116

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

Property and Equipment

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

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income (loss) in the period incurred. Depreciation expense on property and equipment was $188,812 and $160,452, for the years ended December 31, 2012, and 2011 respectively.

Property and equipment and related accumulated depreciation as of December 31, 2012 and 2011 are as follows:

	2012	2011
Computer Equipment	$ 496,733	$ 511,526
Furniture and Fixtures	2,824	78,604
Leashold Improvements	-	14,513
Software	9,196	9,549
Accumulated Depreciation	(372,085)	(250,897)
Total Property and Equipment, Net	$ 136,668	$ 363,295

Intangible Assets

Intangible assets include internally developed software.  The Company accounts for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  The Company records the Company’s internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  The Company capitalizes the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  The Company capitalized $38,714 of development costs related to the application development of the next generation video systems in 2011 and recorded no capitalization in 2012.  The Company will begin amortizing internally developed software when it is placed into service and will amortize the costs on a straight-line basis over the estimated useful life, as determined by management.  As of December 31, 2012 and 2011 the software has not been placed in service, no amortization has been recorded, and the software is recorded on the books at cost of $282,861. The Company assesses the projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  The Company did not impair any projects in 2012 or 2011.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider (Note 4) on June 1, 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes. The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five year period with options to renew at the end of the period.  The right of entry agreements were recorded at fair value of $52,000 and amortized over a five year life on a straight line basis.  The amortization of rights of entry was $10,400 and $5,200 in 2012 and 2011, respectively, resulting in a net book value of $36,400 and $46,800 as of December 31, 2012 and 2011, respectively.  The Company assesses the agreements for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the properties that the agreements cover are no longer providing contribution margin.  The Company did not impair any agreements in 2012 and 2011.  Amortization expense for the next four years is as follows:

Year	Amount
2013	$10,400
2014	10,400
2015	10,400
2016	5,200
$36,400

Goodwill

Goodwill was recorded in the acquisition of properties from a telecom and video service provider (Note 4) on June 1, 2011 for $233,100 and was equal to the excess of the purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment annually as of December 31, or more frequently if indications of impairment arise. The Company did not impair any Goodwill in 2012 or 2011.

Other Assets

Other assets include payments of $350,000 made under a Video Systems Agreement for video distribution and content rights, as well as payments of $11,950 made for other separate security deposits.  The Video Systems Agreement is currently in dispute as further discussed in Note 16.

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

Taxes

At December 31, 2012 and 2011, management has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty of the deferred tax assets being realized. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2012 and 2011 for $34,569 and $254,776, respectively.

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.  This statement requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Market approach analysis for pricing stock with infrequent trades and transactions require highly subjective assumptions, including restriction discount and blockage discounts. Changes in these assumptions can materially affect the fair value estimate.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $9,561 and $4,358 of advertising expense during the years ended December 31, 2012 and 2011, respectively.

Net Loss Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended December 31, 2012 and 2011, the potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation.

As of the years ended December 31, 2012 and 2011 there were 56,191 and 10,000,000, respectively, potentially dilutive shares resulting from the issuances of convertible promissory notes.  As of the years ended December 31, 2012 and 2011 there were 10,261,000 and 13,267,000, respectively outstanding stock options issued under the Company stock option plan that are potentially dilutive.  As of the years ended December 31, 2012 and 2011 there were 1,095,000 outstanding warrants issued that are potentially dilutive.

Recently Enacted Accounting Pronouncements

The Company has reviewed all recently issued accounting standards, including those not yet adopted, in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3.  Going Concern and Liquidity

The Company has accumulated losses from inception through December 31, 2012 of $15,831,757 and has had negative cash flows from operating activities during the period from inception through December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates increasing subscriptions in 2013, which will require further financing for operating costs, capital expenditures and general expenses.  We anticipate that the funds received from subscribers throughout 2013 will not be sufficient to fund operations and would require additional debt or equity financing in order to meet planned expenditures over the next 12 months. If the Company is unsuccessful with their plans, there is a possibility of discontinuance of operations.

Subsequent to December 31, 2012, the Company has received proceeds of $430,500 from the purchase of common shares to fund continuing operations.

In 2012 sources of funding did not materialize as committed and as a result the Company received insufficient funding to execute its business plan. The Company accrued significant liabilities for which the Company does not have liquidity or committed funding to meet its current obligations. If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2013.

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

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of the acquisition was as follows:

Assets		Estimated Life
Property and equipment	$ 214,900	3 Years
Rights of Entry Agreements	52,000	5 Years
Goodwill	233,100	Indefinite
Total assets acquired	500,000

Total consideration	$ 500,000

The business combination was a result of the acquisition of the assets from Ygnition Networks, a long-standing partner and operator in the Multiple Dwelling Unit (“MDU”) space. Services and subscribers from forty-four properties in seven cities in the US have been transferred to LYFE Communications. The Company has begun the process of consolidating these operations and has increased the number and type of services provided at these locations. This tends to increase the market share of the property, as the offerings are typically much stronger than what was typically offered.

The consolidated financial statements as of December 31, 2012 and 2011 include the accounts of the acquired properties and results of operations since the dates of acquisition on June 1, 2011. The following summary, prepared on a pro forma basis, presents the results of operations for the year ending December 31, 2011 as if the acquisition had occurred on January 1, 2011 (unaudited).

For the year ended
December 31, 2011
Revenue	$ 454,450
Direct Costs	412,243
Gross Profit	42,207

Operating, General and Administrative Costs	50,286
Net Income (Loss)	$ (8,079)

The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2011 or as a projection of future results.

5.  Debt Issuance Costs

During the year ending December 31, 2012 the Company paid fees for Notes Payable entered into during the year (see Note 11: Notes Payable).  The Company amortizes debt issuance costs on a straight-line basis over the life of the Notes.  During the twelve months ending December 31, 2012 the Company had the following activity in their debt issuance cost account:

Fees paid on October 2012 Convertible Note	$2,500
Fees paid on November 2012 Convertible Note	3,000
Total debt issuance costs incurred in 2012	5,500
Amortization of debt issuance costs	(1,117)
Debt issuance costs at December 31, 2012	$4,383

6. Equity-Based Compensation

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

The fair value of each option granted under the Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

Expected life	1.0 – 5.0 years
Expected stock price volatility	71.10 – 115.90%
Expected dividend yield	0.0%
Risk-free interest rate	0.34 – 1.94%

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

A summary of option activity for the year ended December 31, 2012 and 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregated Intrinsic Value
Outstanding as of December 31, 2010	9,261,000	$ 0.30	1.71	$ -
Granted	15,588,000	$ 0.08	2.56
Expired/Cancelled/ Forfeited	(11,582,000)	$ 0.28	-
Exercised	-	$ -	-
Outstanding as of December 31, 2011	13,267,000	$ 0.20	2.56	$ -
Granted	-	$ -	-
Expired/Cancelled/Forfeited	(3,006,000)	$ 0.20	-
Exercised	-	$ -	-
Outstanding as of December 31, 2012	10,261,000	$ 0.16	2.20	$ 112,200

Exercisable as of December 31, 2011	6,404,750	$ 0.14	3.95	$ -
Exercisable as of December 31, 2012	7,765,297	$ 0.13	2.54	$ 112,200

The aggregated intrinsic values in the table above represent the total pretax intrinsic value (the difference between the Company’s closing stock price on December 26, 2012 of $0.07 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2012. The intrinsic value amount changes based on the fair market value of the Company’s stock.

Option-based compensation expense totaled $179,319 and $1,170,959 for the twelve months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 the Company had $173,592 in unrecognized compensation costs related to non-vested stock options granted under the Plan, respectively.

7. Employment Agreements

The Company has employment agreements with certain of its executive officers providing for severance payments in the event of termination of their employment without cause.  If all of these employees were terminated the Company would be required to make payments totaling approximately $1.2 million plus accrued and unpaid salaries as of December 31, 2012 of $1,629,300.

8.  Equity

On January 1, 2010 Acclivity Media LLC was converted into a corporation under the laws of the state of Utah with 100,000,000 common shares authorized with a par value of one mill ($0.001). After the merger the authorized shares were that of LYFE Communications in the amount of 200,000,000 common shares authorized.  The member interest was converted into 50,760,000 common shares on January 1, 2010 when the LLC was converted to a corporation under the laws of the state of Utah.  All members of the LLC had their member interest converted to common shares equal to their member interest.

During 2012, the Company issued 21,255,993 shares.  The Company issued 2,304,286 shares for cash proceeds of $238,000.  The Company issued 700,000 shares for services provided to the Company worth $58,000.  The Company issued 3,129,897 shares valued at $151,375 for accounts payable of $161,135, with a gain on the extinguishment of debt recorded of $9,760.  The Company issued 15,121,810 shares valued at $608,502 for the conversion of notes payable.  In doing so, the following debts were extinguished: note principal of $493,600, accrued interest of $24,357, accounts payable of $9,850, and derivative liabilities of $119,355.  Additionally, a debt discount of $27,972 was written off, and $10,688 was recognized on the extinguishment of debt.

During 2011, the Company issued 18,100,757 shares.  The Company received $338,000 in proceeds for the issuance of 2,736,072 shares.  The Company issued 4,748,941 shares for services provided to the Company worth $342,831.  The Company issued 10,519,911 shares valued at $426,971 for the conversion of notes payable.  In 2011 the Company issued 95,833 shares where the proceeds were received in 2010.

9.  Warrants

For the year ended December 31, 2011, the Company issued warrants to purchase 995,000 shares of common stock in connection with the sale of 995,000 shares common stock for cash consideration of $199,000.  The warrants issued had an exercise price of $0.40 per share with a three year expiration and immediate vesting.   Additionally, the Company issued warrants to purchase 100,000 shares of common stock with a fair value of $12,924 and 17,500 common shares in exchange for services.  The warrants had an exercise price of $0.50 per share with a three year expiration and immediate vesting.

The fair value of each issuance is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates ranges of assumptions for each input. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates expected life of each warrant based on the midpoint between the dates the warrant vests and the contractual term of the warrant. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrant. Forfeitures are estimated based on historical experience rates.

The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date $0.03; expected term of 3 years; expected volatility of 115.2%; and discount rate of 1.36%. The total fair value of the warrants issued in exchange for services was calculated at $634.

A summary of warrant activity for the fiscal years ended December 31, 2012 and 2011 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregated Intrinsic Value
Outstanding as of December 31, 2010	-	$ -	-	$ -
Granted	1,095,000	$ 0.41	2.71
Expired	-	$ -	-
Exercised	-	$ -	-
Outstanding as of December 31, 2011	1,095,000	$ 0.41	2.71	$ -
Granted	-	$ -	-
Expired	-	$ -	-
Exercised	-	$ -	-
Outstanding as of December 31, 2012	1,095,000	$ 0.41	1.71	$ -

Exercisable as of December 31, 2011	1,095,000	$ 0.41	1.71	$ -
Exercisable as of December 31, 2012	1,095,000	$ 0.41	1.71	$ -

The aggregated intrinsic values in the table above represent the total pretax intrinsic value (the difference between the Company’s closing stock price on December 26, 2012 of $0.07 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all the warrant holders exercised their options on December 31, 2012. The intrinsic value amount changes based on the fair market value of the Company’s stock.

The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants as of December 31, 2012:

Exercise Prices	Warrants Outstanding December 31, 2012	Expiration Date	Warrants Exercisable December 31, 2012
$0.40	995,000	October 3, 2014	995,000
$0.50	100,000	April 6, 2014	100,000
	1,095,000		1,095,000

10.  Notes Payable

On July 1, 2010 the Company entered into short-term notes payable of $40,000 with Smith Consulting Services and affiliates.  The notes bear interest at rates of 10% to 12% and were due July 1, 2011.  On April 30, 2012 the Company converted $20,000 of the note principal and $9,850 of payables to that party as well as $4,551 in interest payable in stock totaling 300,000 shares.  On June 21, 2012 the Company converted $5,000 as well as $1,000 in interest payable in stock totaling 66,667 shares.  The remaining balance of the notes are $15,000 with $3,372 in accrued interest as of December 31, 2012.  As of April 2013 the Company is in default as no payments have been made on the notes.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.70 per share.  As of December 31, 2012 the Company has accrued $22,297 in interest on the note payable and recorded $11,028 and $9,000 in interest expense for the years ending December 31, 2012 and 2011, respectively.  As of December 31, 2012 and April 2013 the Company is in default as no payments have been made on the note and the note has not been converted.

On March 25, 2011 the Company entered into short-term notes payable of $7,500 with Smith Consulting Services and affiliates.  The notes are due on demand with 18% interest rates.  As of December 31, 2012 the Company has accrued $4,031 in interest on the notes payable and recorded $1,536 and $1,035 in interest expense for the years ending December 31, 2012 and 2011, respectively. As of December 31, 2012 and April 2013 the Company has made no payments on the remaining notes.

On May 31, 2011, a third party loaned the Company $5,000 on a short-term convertible note payable.  The note is due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 50% of the market price on date of conversion.  Consequently, the liability has been recorded at $10,000 on the balance sheet.  The difference between the face value has been recognized as interest expense.  As of December 31, 2012, the Company had accrued interest of $653 and recorded interest expense of $419 and $234 for the years ending December 31, 2012 and 2011, respectively. As of April 2013 the Company is in default as no payments have been made on the note.

On July 20, 2011, the Company signed a $35,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on April 20, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

Consequently, a $70,000 liability was recorded on the balance sheet at inception.  The difference between the face value was recognized as interest expense in 2011. During January and February of 2012 the third party converted the $70,000 of note principal and the $1,400 of accrued interest in to 1,612,219 shares of the Company’s common stock. Interest expense of $142 and $1,258 was recorded for the years ending December 31, 2012 and 2011, respectively.

On August 10, 2011, the Company signed a $100,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on February 10, 2012. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the beneficial conversion feature (“BCF”) using the intrinsic method as stipulated in ASC 470 to be $20,000.  For the year ended December 31, 2011, the Company recorded $15,000 in amortization. During February of 2012 the third party converted the $100,000 of note principal and the $4,038 of accrued interest in to 5,201,643 shares of the Company’s common stock.  Interest expense of $926 and $3,112 was recorded for the years ending December 31, 2012 and 2011, respectively.

On August 10, 2011, the Company signed a $65,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The value of the BCF of the note was calculated at $13,000 at inception.  For the year ended December 31, 2012 and 2011, the Company recorded $3,250 and $9,750 in amortization, respectively.  As of December 31, 2012 the Company has accrued $7,389 in interest on the note payable and recorded $5,362 and $2,026 in interest expense for the years ending December 31, 2012 and 2011, respectively. As of April 2013 the Company is in default as no payments have been made on the note.

On May 31, 2012, the Company signed a $90,000 promissory note with a third party.  The note was due on June 30, 2012 and had a simple transaction fee of $5,000.  On June 26, 2012, the Company paid back the principal balance of $90,000 as well as the simple transaction fee of $5,000 to satisfy the note.

On June 22, 2012, the Company signed a $200,000 convertible promissory note payable to a third party. The note was due on December 22, 2012 and had a 10% interest rate.  The note provided for the conversion of principal plus interest into the Company’s common stock at a price equal to 90% of the market price on date of conversion.  The Company recorded a debt discount of $86,761 related to the conversion feature of the note, along with a derivative liability at inception (see Note 12: Derivative Liability).  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the six month life of the note and $58,789 was recognized through October 2012.  During October of 2012 the holder of the note exercised his conversion rights and converted $200,000 and $6,753 of the outstanding principal and accrued interest balances, respectively, into 5,301,370 shares of the Company’s common stock (see Note 8: Equity) and wrote off $27,972 of the debt discount.  Also during 2012, interest expense of $6,753 was recorded for the note.

On October 16, 2012, the Company signed a $53,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on July 18, 2013.  The holder of the note has the right, after the first one hundred eighty days of the note (March 18, 2013), to convert the note and accrued interest into common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded debt issuance costs for this note of $3,000 (see Note 5: Debt Issuance Costs), a debt discount of $53,000 related to the conversion feature of the note, and a derivative liability at inception (see Note 12: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During 2012 total amortization was recorded in the amount of $14,647 resulting in a debt discount of $38,353 at December 31, 2012.  Also during 2012, interest expense of $894 was recorded for the note.

On November 29, 2012, the Company signed a $37,500 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on September 3, 2013.  The holder of the note has the right, after the first one hundred eighty days of the note (March 18, 2013), to convert the note and accrued interest into common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded debt issuance costs for this note of $2,500 (see Note 5:  Debt Issuance Costs), a debt discount of $36,545 related to the conversion feature of the note, and a derivative liability at inception (see Note 12: Derivative Liability). Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During 2012 total amortization was recorded in the amount of $4,207 resulting in a debt discount of $32,338 at December 31, 2012.  Also during 2012, interest expense of $271 was recorded for the note.

During 2012 the Company exchanged $8,600 worth of Accounts Payable for a convertible promissory note with a third party.  The note bears interest at 10% per annum and was due on June 30, 2012.  The note was convertible into shares of common stock at a discount of 10% from the average trading price in the 3 days previous to the date of conversion.  During August of 2012 the third party converted the $8,600 of note principal and the $1,669 of accrued interest in to 205,387 shares of the Company’s common stock.  Interest expense of $1,669 was recorded for the year ending December 31, 2012.

11.  Related Party Transactions

On May 28, 2010 the Company entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of December 31, 2012 the Company had accrued $43,124 in interest on the note payable and recorded $18,010 and $25,114 in interest expense for the years ending December 31, 2012 and 2011, respectively.  As of December 31, 2012 and April 2013 the Company is in default as no payments have been made on the note.

On February 16, 2011 an officer of the Company loaned the Company $100,000 bearing an interest rate of 12%.  The note matured on February 16, 2012.  As of December 31, 2012 the Company has accrued $23,663 in interest payable and recorded $13,250 and $10,414 in interest expense for the years ending December 31, 2012 and 2011, respectively.  As of December 31, 2012 and April 2013 the Company is in default as no payments have been made on the note.

On February 28, 2012 an officer of the Company loaned the Company $15,000 bearing an interest rate of 12%.  The note matured on August 28, 2012.  As of December 31, 2012 the Company has expensed and accrued $1,513 in interest on the note payable.  As of December 31, 2012 and April 2013 the Company is in default as no payments have been made on the note.

On April 3, 2012 the Company signed a $90,000 convertible promissory note payable to the relative of an officer of the Company. The note was due on October 3, 2012 and had a 10% interest rate.  The note provided for the conversion of principal plus interest into the Company’s common stock at a price equal to 90% of the market price on date of conversion.  The Company recorded a debt discount of $72,669 related to the conversion feature of the note, along with a derivative liability at inception (see Note 12: Derivative Liability).  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the six month life of the note and $72,669 was recognized through October 2012.  During October of 2012 the holder of the note exercised his conversion rights and converted $90,000 and $4,946 of the outstanding principal and accrued interest balances, respectively, into 2,434,524 shares of the Company’s common stock (see Note 8: Equity).  Also during 2012, interest expense of $4,946 was recorded for the note.

On December 31, 2012 an officer of the Company loaned the Company $15,000 and entered into a convertible promissory note with an interest rate of 12%.  The note is convertible into shares of the Company’s common stock at a conversion rate of 10% discount to the previous three day trading average price per share and has a maturity date of May 31, 2013.  The Company recorded a debt discount of $8,898 related to the conversion feature of the note, along with a derivative liability at inception (see Note 12: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the five month life of the note.  During 2012 total amortization was recorded in the amount of $0 resulting in a debt discount of $8,898 at December 31, 2012.  Also during 2012, interest expense of $0 was recorded for the note.  As of April 2013 the note has not been repaid.

As of December 31, 2012, the Company had related party payables to employees, management, and directors of $50,420 recorded in their Accounts Payable.

12.  Derivative Liability

During the twelve months ending December 31, 2012 the Company had the following activity in their derivative liability account:

	Derivative Liability at Inception	Conversion	(Gain) Loss on Derivative Liability	Derivative Liability at 12/31/12
Conversion feature of June 2012 $200,000 Convertible Note	$86,761	$(85,625)	$(1,136)	$-	(1)
Conversion feature of October 2012 $53,000 Convertible Note	57,089	-	18,326	75,415	(2)
Conversion feature of November 2012 $37,500 Convertible Note	36,545	-	15,258	51,803	(3)
Conversion feature of April 2012 $90,000 Related Party Convertible Note	72,669	(33,730)	(38,939)	-	(4)
Conversion feature of December 2012 $15,000 Related Party Convertible Note	8,898	-	-	8,898	(5)
Total	$261,962	$(119,355)	(6,491)	$136,116
Loss on Derivative Liability Recognized at Inception for conversion feature of October 2012 $53,000 Convertible Note			4,089		(2)
Total Gain on Derivative Liability			$(2,402)

(1) At inception the Company recorded a derivative liability for the conversion feature of their $200,000 convertible note and a debt discount of $86,761 (see Note 10: Notes Payable).  During October of 2012 the holders of the Convertible Note exercised their conversion rights and converted $200,000 and $6,753 of the outstanding principal and accrued interest balances, respectively, into 5,301,370 shares of the Company’s common stock.  As a result of the conversion the Company reduced the derivative liability by $85,625, its fair value on the date of conversion, after recording a gain on derivative liability of $1,136 for the twelve months ending December 31, 2012, and recorded an increase in equity for the value of the shares issued (see Note 8: Equity).  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At Conversion
Risk-free interest rate	0.15%	0.12%
Expected life in years	0.50	0.20
Dividend yield	0%	0%
Expected volatility	151.83%	146.71%

(2) At inception the Company recorded a derivative liability for the conversion feature of their $53,000 convertible note of $57,089, a debt discount of $53,000 (see Note 10: Notes Payable), and a loss on derivative liability of $4,089.  At December 31, 2012 the Company measured the fair value of the derivative for the conversion feature at $75,415 and recorded a loss on derivative liability of $18,326 for the twelve months ending December 31, 2012.  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At December 31, 2012
Risk-free interest rate	0.17%	0.11%
Expected life in years	0.80	0.50
Dividend yield	0%	0%
Expected volatility	151.83%	203.52%

(3) At inception the Company recorded a derivative liability for the conversion feature of their $37,500 convertible note and a debt discount of $36,545 (see Note 10: Notes Payable).  At December 31, 2012 the Company measured the fair value of the derivative for the conversion feature at $51,803 and recorded a loss on derivative liability of $15,258 for the twelve months ending December 31, 2012.  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At December 31, 2012
Risk-free interest rate	0.17%	0.14%
Expected life in years	0.80	0.70
Dividend yield	0%	0%
Expected volatility	121.17%	174.23%

(4) At inception the Company recorded a derivative liability for the conversion feature of their $90,000 related party convertible note and a debt discount of $72,669 (see Note 12: Related Party Transactions).  During October of 2012 the holders of the Convertible Note exercised their conversion rights and converted $90,000 and $4,946 of the outstanding principal and accrued interest balances, respectively, into 2,434,524 shares of the Company’s common stock.  As a result of the conversion the Company reduced the derivative liability by $33,730, its fair value on the date of conversion, after recording a gain on derivative liability of $38,939 for the twelve months ending December 31, 2012, and recorded an increase in equity for the value of the shares issued (see Note 8: Equity).  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At Conversion
Risk-free interest rate	0.15%	0.13%
Expected life in years	0.50	0.10
Dividend yield	0%	0%
Expected volatility	244.89%	156.85%

(5) At inception, on December 31, 2012, the Company recorded a derivative liability for the conversion feature of their $15,000 related party convertible note and a debt discount of $8,898 (see Note 12: Related Party Transactions).  Due to the note being entered into on December 31, 2012 the Company recorded no gain or loss on the derivative liability for the twelve months ending December 31, 2012.  The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

At Inception December 31, 2012
Risk-free interest rate	0.11%
Expected life in years	0.40
Dividend yield	0%
Expected volatility	213.63%

13.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$2,918,500	$2,577,200
Allowance for Doubtful Accounts	35,900	15,300
Related Party Accruals	145,600	121,100
Accrued Compensated Absences	11,300	41,700
Accrued Payroll	624,200	352,300
Depreciation	147,900	190,500
Valuation allowance	(3,883,400)	(3,298,100)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(679,400)	$(1,321,387)
State Taxes	-	(128,252)
Meals & Entertainment	300	-
Other Non-deductible Expenses	91,600	1,522,156
Depreciation	(30,700)	-
Allowance for Doubtful Accounts	20,500	-
Related Party Accruals	24,500	-
Changes in Accrued Payroll	271,900	-
Changes in Accrued Comp. Absences	(30,500)	-
Excess Tax Gain (Loss) on Disposal over Book	(9,500)	-
Valuation allowance Other - Net	341,300 -	(69,619) (2,898)
	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $7,483,000 that may be offset against future taxable income from the year 2013 through 2033.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

14.  Legal Matters and Contingencies

Vendors and Former Employees

On December 13, 2010 Love Communications LLC filed a complaint against the Company in the Third Judicial Court of Salt Lake County in the amount of $43,672 for unpaid invoices.  The Company disputed the complaint and engaged in settlement proceedings with Love Communications.  On March 27, 2012 the dispute was settled for $36,000 and paid in full.

On June 15, 2011 the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement.  The judgment was for $191,160 which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of December 31, 2011 $20,000 in payment was made on the liability and $2,088 of interest was accrued on the outstanding $55,000.  During 2012 $20,000 in payments were made on the liability and $1,842 of interest was recorded.  Additionally during 2012, the Company wrote off $23,930 of principal and accrued interest that was still being accrued for after the November 15, 2011 settlement.  As a result the total liability balance as of December 31, 2012 is $15,000.  As of April 2013 the Company has paid $70,000 of the original settlement resulting in a balance of $5,000 still owing to satisfy the liability.

On October 12, 2011 a former employee residing in Michigan filed a complaint with the Michigan Department of Licensing and Regulatory Affairs against the Company for unpaid payroll in the amount of $10,000.  On March 19, 2012 the claim was settled and paid in full by the Company.

On January 20, 2012 a former employee residing in Utah filed a complaint with the State of Utah Labor Commission against the Company for unpaid payroll in the amount of $1,725.  On December 6, 2012, the claim was settled and paid in full by the Company.

Internal Revenue Service

On July 19, 2011, the Company was notified by the Internal Revenue Service of intent to lien in the amount of $258,668 for unpaid taxes.  Since that time the Company has made payments to the IRS in the amount of $178,464 to reduce the tax liability, and the Company has had $25,302 in liability abated by the IRS.  On August 21, 2012 the Company paid the remaining balance owed to the IRS.  On September 12, 2012, the Company received a “Certificate of Release of Federal Tax Lien” and has no outstanding liability for this matter as of December 31, 2012.

Siegfried and Jensen

On September 26, 2012, the Company received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.” Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $.70.  Throughout the duration of the note, the Company has tried several times to reach out to Siegfried & Jensen to settle this debt.  The Company has even offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, the Company filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  As of April 2013, the complaint is in legal proceedings.

UTOPIA

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

On November 2, 2012, the Company filed its official answer and subsequent counter complaint to the Utopia allegations.  The Company alleges in its answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seeks reimbursement of $375,000.  Further, the Company alleges in its answer and counter claim that Utopia has consistently overbilled for services, and prevented the company from managing its customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, the Company is also claiming the full value of its customers that were transferred as a result of Utopias actions in October 2012. The Company is seeking $1,900,000 in damages. Finally, the Company is claiming substantial additional consequential and punitive damages. These actions came after years of failed negotiations between the Company and Utopia.  The Company decided it was in the best interest of its shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused the company to incur and believes that they will be successful in this pursuit.  As of December 31, 2012, the Company has a $350,000 deposit recorded on the balance sheet in other assets as well as a $446,212 recorded in accounts payable related to this matter.

15.  Subsequent Events

The Company received $35,000 for the issuance of 1,000,000 common shares valued at $0.035 per share.

The Company received $12,000 for the issuance of 300,000 common shares valued at $0.04 per share.

The Company received $386,500 for the issuance of 8,588,889 common shares valued at $0.045 per share.

The Company converted $14,125 in accounts payable into 235,417 shares of common stock valued at $0.06 per share.

The Company issued 1,375,000 shares for services to consultants and contractors.

The Company approved, priced, and granted 2,500,000 options to purchase shares of the Company’s common stock issued to contractors and employees.

The Company approved, priced, and granted 2,000,000 warrants to purchase shares of the Company’s common stock issued to consultants and contractors.

In February 2013, the Company signed a $47,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on November 7, 2013.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Accounting Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, because of a previously disclosed material weakness in our internal control over financial reporting, our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal accounting officer, concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

As of December 31, 2012, the Company did not have the capital and staffing resources to maintain the operating effectiveness of internal controls over financial reporting.  Since the evaluation, management has been attempting to secure capital and resources to improve the operating effectiveness of internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2012.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Gregory Smith	40	Chief Executive Officer	3/28/2011
		Director	1/1/2010
Garrett Daw	37	Executive Vice President	1/1/2010
		Chief Accounting Officer
		Director	1/1/2010
Robert Bryson	52	Director	3/28/2011

Gregory Smith, 40, Chief Executive Officer and Director:

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

Garrett Daw, 37 Executive Vice President, Chief Accounting Officer and Director:

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

Robert Bryson, 52, Director:

Robert Bryson has more than 26 years experience in telecom, technology, and media, business development, sales, and marketing.  Robert co-founded Connected Lyfe to accelerate the delivery of the next generation of television, serving the demands of consumers to view, share, and manage their television from any device at any time and location, fully integrated with their connected lives.  Prior to founding Connected Lyfe, Robert was SVP of sales and business development at Digital Smiths, responsible for corporate development, strategic partnerships, and developing customer relationships.  Before joining Digital Smiths, Robert was SVP of sales and business development at Move Networks, where he led all sales and business development as well as the commercial deals and strategic relationships with Disney ABC Television Group, ESPN Media Networks, Fox Interactive Media, My Space, Fox Broadcasting, the CW Network, Warner Brothers, and Televisa.  Previously, he served as SVP of sales and marketing for Knowledge Universe and I-Link, and as SVP of business development for Media Station.  He also held senior management positions with Novell and IBM/Rolm Systems.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the year ended December 31, 2012.

2012 Summary Compensation Table
Non-Equity
Name and Principal			Stock	Incentive Plan	All Other
Positions	Salary	Bonus	Awards	Compensation	Compensation	Total
Gregory Smith
Chief Executive Officer	$ 225,000	$ -	$ -	$ -	$ -	$ 225,000
Garrett Daw
Executive Vice President and
Chief Accounting Officer	$ 175,000	$ -	$ -	$ -	$ -	$ 175,000
Robert Bryson
Director	$ 250,000	$ -	$ -	$ -	$ -	$ 250,000

Employment Agreements

Refer to Note 7 to the Financial Statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the share holdings of beneficial owners owning in excess of 5% of our outstanding voting securities as of December 31, 2012, based upon 101,884,087 shares of our common stock being outstanding on such date:

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

On May 28, 2010 the Company entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of December 31, 2012 the Company had accrued $43,124 in interest on the note payable and recorded $18,010 and $25,114 in interest expense for the years ending December 31, 2012 and 2011, respectively.  As of December 31, 2012 and April 2013 the Company is in default as no payments have been made on the note.

On February 16, 2011 an officer of the Company loaned the Company $100,000 bearing an interest rate of 12%.  The note matured on February 16, 2012.  As of December 31, 2012 the Company has accrued $23,663 in interest payable and recorded $13,250 and $10,414 in interest expense for the years ending December 31, 2012 and 2011, respectively.  As of December 31, 2012 and April 2013 the Company is in default as no payments have been made on the note.

On February 28, 2012 an officer of the Company loaned the Company $15,000 bearing an interest rate of 12%.  The note matured on August 28, 2012.  As of December 31, 2012 the Company has expensed and accrued $1,513 in interest on the note payable.  As of December 31, 2012 and April 2013 the Company is in default as no payments have been made on the note.

On April 3, 2012 the Company signed a $90,000 convertible promissory note payable to the relative of an officer of the Company. The note was due on October 3, 2012 and had a 10% interest rate.  The note provided for the conversion of principal plus interest into the Company’s common stock at a price equal to 90% of the market price on date of conversion.  The Company recorded a debt discount of $72,669 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the six month life of the note and $72,669 was recognized through October 2012.  During October of 2012 the holder of the note exercised his conversion rights and converted $90,000 and $4,946 of the outstanding principal and accrued interest balances, respectively, into 2,434,524 shares of the Company’s common stock.  Also during 2012, interest expense of $4,946 was recorded for the note.

On December 31, 2012 an officer of the Company loaned the Company $15,000 and entered into a convertible promissory note with an interest rate of 12%.  The note is convertible into shares of the Company’s common stock at a conversion rate of 10% discount to the previous three day trading average price per share and has a maturity date of May 31, 2013.  The Company recorded a debt discount of $8,898 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the five month life of the note.  During 2012 total amortization was recorded in the amount of $0 resulting in a debt discount of $8,898 at December 31, 2012.  Also during 2012, interest expense of $0 was recorded for the note.  As of April 2013 the note has not been repaid.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$50,500	$57,892
Audit-related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$50,500	$57,892

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

*Previously filed with the SEC as Exhibits to our initially filed Form 10, on April 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYFE Communications, Inc.

Date:	April 15, 2013	By:	/s/Gregory Smith
Gregory Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LYFE Communications, Inc.

Date:	April 15, 2013	By:	/s/Gregory Smith
Gregory Smith
Chief Executive Officer and Chairman of the Board

Date:	April 15, 2013	By:	/s/Garrett Daw
Garrett Daw
Executive Vice President, Chief Accounting Officer, Secretary and Director