Form 10-Q
period 2013-03-31
LYFE Communications, Inc.
filed 2013-05-20
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 16, 2013 – 112,344,695 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Index to Report

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets – March 31, 2013 (unaudited) and December 31, 2012 Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2013 and 2012 (unaudited)	5 6
	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2013 and 2012 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5	Other Information	23
Item 6.	Exhibits	23

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LYFE Communications, Inc.

 Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$ 166,061	$ 5,481
Accounts receivable, net of allowances of $91,977 and $91,977, respectively	3,992	13,121
Total current assets	170,053	18,602

Property and equipment, net	106,745	136,668
Goodwill	233,100	233,100
Intangible assets, net	316,661	319,261
Other assets	361,950	361,950
Debt issuance costs	4,617	4,383
Total assets	$ 1,193,126	$ 1,073,964

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 914,633	$ 929,390
Accrued liabilities	1,807,425	1,629,300
Deferred revenue	6,869	7,742
Payroll and sales taxes payable	31,213	34,569
Notes payable	206,351	167,309
Notes payable – related party	292,441	296,102
Interest payable	47,165	38,907
Interest payable – related party	77,863	68,300
Derivative liability	178,686	136,116
Total current liabilities	3,562,646	3,307,735
Total liabilities	3,562,646	3,307,735

Stockholder's deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 111,827,836 and 101,884,087 shares issued and outstanding, respectively	111,828	101,884
Paid in capital	14,057,842	13,478,102
Accumulated deficit	(16,539,190)	(15,813,757)
Total stockholders’ deficit	(2,369,520)	(2,233,771)
Total liabilities and stockholders’ deficit	$ 1,193,126	$ 1,073,964

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three months ended March 31,
	2013	2012

Revenues	$ 51,532	$ 166,306

Costs and expenses:
Direct costs	50,704	119,460
Selling, general and administrative	628,100	239,009
Depreciation and amortization	37,233	51,279
Total operating expenses	716,037	409,748
Loss from operations	(664,505)	(243,442)
Gain (loss) on derivative liability	4,930	-
Interest expense	(65,858)	(22,528)
Loss before income taxes	(725,433)	(265,970)
Provision for income taxes	-	-
Net loss	$ (725,433)	$ (265,970)

Loss per share – basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding – basic and diluted	93,536,423	85,493,991

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (725,433)	$ (265,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37,233	51,279
Amortization of debt discount	44,381	-
Amortization of debt issuance costs	2,266	-
Common stock issued for services	106,500	38,000
Share-based compensation expense	105,559	56,375
Accrued interest	-	8,250
Gain on derivative liability	(4,930)	-
Changes in assets and liabilities:
Accounts receivable, net	9,129	(14,270)
Other assets	-	1,075
Accounts payable	(632)	(79,779)
Payroll and sales tax payable	(3,356)	(79,004)
Deferred revenue	(873)	10,231
Accrued liabilities	178,125	67,138
Accrued interest	17,821	-
Net cash used in operating activities	(234,210)	(206,675)
Cash flows from investing activities:
Purchases of property and equipment	(4,710)	(247)
Net cash used in investing activities	(4,710)	(247)
Cash flows from financing activities:
Proceed from notes payable	47,500	15,000
Debt issuance costs	(2,500)	-
Proceeds from notes payable – related party	(9,000)
Proceeds from issuance of common stock	363,500	198,000
Net cash provided by financing activities	399,500	213,000
Net increase in cash	160,580	6,078
Cash at beginning of period	5,481	3,700
Cash at end of period	$ 166,061	$ 9,778

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Common stock issued for conversion of notes	$ 47,500	$ 175,438
Stock issued for accounts payable	$ 14,125	$ -

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

1.  Business

The Company’s business is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended March 31, 2013, are not necessarily indicative of the operating results for the full year.

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

All cash, accounts payable, and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013.

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$178,686	$-	$-	$178,686
Total Liabilities Measured at Fair Value	$178,686	$-	$-	$178,686

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

3.  Going Concern and Liquidity

The Company has an accumulated deficit through March 31, 2013 of $16,539,190, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.  Debt Issuance Costs

During the three months ending March 31, 2013 the Company paid fees for Notes Payable entered into during the period.  The Company amortizes debt issuance costs on a straight-line basis over the life of the Notes.  As of March 31, 2013 the Company had the following activity in their debt issuance cost account:

Fees paid on October 2012 Convertible Note	$2,500
Fees paid on November 2012 Convertible Note	3,000
Total debt issuance costs incurred in 2012	5,500
Amortization of debt issuance costs in 2012	1,117
Debt issuance costs at December 31, 2012	4,383
Fees paid on February 2013 Convertible Note	2,500
Amortization of debt issuance costs	(2,266)
Debt issuance costs at March 31, 2013	$4,617

5. Equity-Based Compensation

On January 1, 2010, the Company’s board of directors approved a stock plan.  The stock plan known as the 2010 Stock Plan (the “Plan”) reserves up to 15,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan.  The Plan permits the board of directors to issue stock options and restricted stock.  The stock options were valued based on the Black Scholes option pricing model.

A summary of option activity for the three months ended March 31, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	10,261,000	$0.16	2.20	$112,200
Granted	2,500,000	$0.06	3.90	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, March 31, 2013	12,761,000	$0.14	2.33	$276,960
Exercisable	7,765,297	$0.12	2.29	$201,960

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between Company’s closing stock price on March 29, 2013 of $0.09 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The intrinsic value amount changes based on the fair market value of the Company’s stock.

Option-based compensation expense totaled $46,666 and $56,375 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012 the Company had $258,505 and $173,592 in unrecognized compensation costs related to non-vested stock options granted under the Plan, respectively.

6.  Equity

During the three months ended March 31, 2013 the Company issued 9,943,749 shares which included 1,375,000 shares for services provided to the Company valued at $106,500, 8,333,332 shares for cash proceeds of $363,500, and 235,417 shares for debt of $14,125.

7.  Warrants

For the three months ended March 31, 2013, the Company issued warrants to purchase 2,000,000 shares of common stock in connection with 550,000 of the 1,375,000 shares common stock for services provided to the company.  Of the 2,000,000 warrants issued1,000,000 had an exercise price of $0.40 per share with a two year expiration and immediate vesting, and 1,000,000 had an exercise price of $0.20 per share with a one year expiration and immediate vesting.  As of March 31, 2013 no warrants have been exercised.  The warrants were valued using the Black-Scholes option pricing model.

A summary of warrant activity for the three months ended March 31, 2013 is presented below:

	Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	1,095,000	$0.41	2.71	$-
Granted	2,000,000	$0.30	1.26	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, March 31, 2013	3,095,000	$0.34	1.33	$-
Exercisable, March 31, 2013	3,095,000	$0.34	1.33	$-

The year-end intrinsic values are based on a March 28, 2013 closing price of $0.09 per share.

8.  Related Party Transactions

On May 28, 2010 the Company entered into a short-term note payable of $175,000 with a former officer of the Company.  The note has a 60 day maturity and 9% interest rate. As of March 31, 2013 and December 31, 2012 the Company has accrued $48,032 and $43,124 in interest on the note payable, respectively.  The Company recorded $4,908 and $4,503 in interest expense for the three months ended March 31, 2013 and 2012, respectively. As of May 20, 2013 the note has not been repaid and is in default.

On February 16, 2011 an officer of the Company loaned the Company $100,000 bearing an interest rate of 12%.  The note matured on February 16, 2012.  As of March 31, 2013 and December 31, 2012 the Company has accrued $27,373 and $23,663 interest on the note payable, respectively. The Company recorded $3,708 and $3,312 in interest expense for the three months ended March 31, 2013 and 2012, respectively. As of May 20, 2013 the note has not been repaid and is in default.

On February 28, 2012 an officer of the Company loaned the Company $15,000 bearing an interest rate of 12%.  The note matured on August 28, 2012.  As of March 31, 2013 and December 31, 2012 the Company has accrued $2,008 and $1,513 in interest on the note payable, respectively.  As of March 31, 2013 a payment of $9,000 has been made on the note with a remaining balance of $9,521 including principal and interest.

On December 31, 2012 an officer of the Company loaned the Company $15,000 and entered into a convertible promissory note with an interest rate of 12%.  The note is convertible into shares of the Company’s common stock at a conversion rate of 10% discount to the previous three day trading average price per share and has a maturity date of May 31, 2013.  As of March 31, 2013 and December 31, 2012 the Company recorded a debt discount of $3,559 and $8,898 related to the conversion feature of the note, along with a derivative liability at inception (see Note 12: Derivative Liability), respectively.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the five month life of the note.  As of March 31, 2013 and December 31, 2012 amortization was recorded in the amount of $5,339 and $0.  Also as of March 31, 2013 and December 31, 2012 the company has accrued $450 and $0 in interest expense, respectively.  As of May 20, 2013 the note has not been repaid.

9.  Notes Payable

On July 1, 2010 the Company entered into a short-term note payable of $40,000 with Smith Consulting Services (SCS) and affiliates.  On April 30, 2012 the Company converted $20,000 of the note principal and $9,850 of payables to that party as well as $4,551 in interest payable in stock totaling 300,000 shares.  On June 21, 2012 the Company converted $5,000 as well as $1,000 in interest payable in stock totaling 66,667 shares.  The remaining balance of the note is $15,000.  As of March 31, 2013 and December 31, 2012 the Company has accrued $3,967 and $3,372, respectively.  As of May 2013 the remaining balance on the note has not been repaid.

On October 1, 2010, the Company signed a $50,000 convertible promissory note with a third party. The note bears interest at 18% per annum and was due on November 5, 2010.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.70 per share.  As of March 13, 2013 and December 31, 2012 the Company has accrued $25,550 and $22,297 in interest, respectively.  The Company recorded $3,253 and $2,757 in interest expense for the three months ending March 31, 2013 and 2012, respectively.  As of May 2013 the Company is currently in default as no payments have been made on the note and the note has not been converted.

On March 25, 2011 the Company entered into a short-term note payable of $7,500 with Smith Consulting Services (SCS) and affiliates.  The note is due on demand with an 18% interest rate. As of March 31, 2013 and December 31, 2012 the Company accrued $4,484 and $4,031 in interest, respectively. The Company recorded $453 and $384 in interest expense for the three months ended March 31, 2013 and 2012, respectively.  As of May 2013 no payments have been made on this note and the note is in default.

On May 31, 2011, a shareholder loaned the Company $5,000 on a short-term convertible note payable.  The note was due on February 10, 2012 and has an 8% interest rate.  The note provides for the conversion of principal plus interest into the Company’s common stock at a price equal to 50% of the market price on date of conversion.  Consequently, the liability has been recorded at $10,000 on the balance sheet.  The difference between the face value and fair value of the note has been recognized as interest expense.  As of March 31, 2013 and December 31, 2012, the Company had accrued interest of $766 and $653, respectively.  The Company recorded $113 and $105 in interest expense for the three months ended March 31, 2013 and 2012, respectively.  As of May 2013 no payments have been made on this note and the note is in default.

On August 10, 2011, the Company signed a $65,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on February 10, 2012.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price of $0.02.  The Company calculated the value of the beneficial conversion feature (BCF) using the intrinsic method as stipulated in ASC 470. The value of the BCF of the note has been calculated at $5,000.  As of March 31, 2013 and December 31, 2012 the Company has accrued $8,836 and $7,389 in interest, respectively. The Company recorded $1,447 and $1,340 in interest expense for the three months ending March 31, 2013 and 2012, respectively.  As of May 2013 no payments have been made on this note and the note is in default.

On October 16, 2012, the Company signed a $53,000 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on July 18, 2013.  The holder of the note has the right, after the first one hundred eighty days of the note (March 18, 2013), to convert the note and accrued interest into common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded debt issuance costs for this note of $3,000, a debt discount of $53,000 related to the conversion feature of the note, and a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  As of March 31, 2013 the total amortization was recorded in the amount of $32,361 resulting in a debt discount of $20,684.  As of March 31, 2013 and December 31, 2012 the Company recorded accrued interest of $1,972 and $894, respectively.

On November 29, 2012, the Company signed a $37,500 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on September 3, 2013.  The holder of the note has the right, after the first one hundred eighty days of the note (March 18, 2013), to convert the note and accrued interest into common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded debt issuance costs for this note of $2,500, a debt discount of $36,545 related to the conversion feature of the note, and a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  As of March 31, 2013 the  total amortization was recorded in the amount of $16,389 resulting in a debt discount of $20,156 at March 31, 2013.  As of March 31, 2013 and December 31, 2012 the Company recorded accrued interest of $1,027 and $271, respectively.

On February 5, 2013, the Company signed a $47,500 convertible promissory note with a third party. The note bears interest at 8% per annum and is due on November 5, 2013.  The holder of the note has the right, after the first one hundred eighty days of the note (May 17, 2013), to convert the note and accrued interest into common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded debt issuance costs for this note of $2,500, a debt discount of $47,500 related to the conversion feature of the note, and a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  As of March 31, 2013 the total amortization was recorded in the amount of $9,194 resulting in a debt discount of $38,306 at.  As of March 31, 2013 the Company recorded accrued interest of $562.

10.  Derivative Liability

During the three months ending March 31, 2013 the Company had the following activity in their derivative liability account:

	Derivative Liability at Inception	Conversion	(Gain) Loss on Derivative Liability	Derivative Liability at 3/31/13
Conversion feature of October 2012 $53,000 Convertible Note	$57,089	$-	$(14,501)	$60,913	(1)
Conversion feature of November 2012 $37,500 Convertible Note	36,545	-	(3,704)	48,099	(2)
Conversion feature of December 2012 $15,000 Related Party Convertible Note	8,898	-	(2,552)	6,346	(3)
Conversion feature of February 2013 $47,500 Convertible Note	56,945	-	6,381	63,326	(4)
Total	$159,477	$-	$(14,376)	$178,686

 (1) At inception the Company recorded a derivative liability for the conversion feature of their $53,000 convertible note of $57,089, a debt discount of $53,000, and a loss on derivative liability of $4,089.  At March 31, 2013 the Company measured the fair value of the derivative for the conversion feature at $60,913 and recorded a gain on derivative liability of $14,501.  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At March 31, 2013
Risk-free interest rate	0.17%	0.07%
Expected life in years	0.80	0.30
Dividend yield	0%	0%
Expected volatility	151.83%	200.19%

(2) At inception the Company recorded a derivative liability for the conversion feature of their $37,500 convertible note and a debt discount of $36,545.  At March 31, 2013 the Company measured the fair value of the derivative for the conversion feature at $48,099 and recorded a gain on derivative liability of $3,704 for the three months ending March 31, 2013.  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At March 31, 2013
Risk-free interest rate	0.17%	0.11%
Expected life in years	0.80	0.43
Dividend yield	0%	0%
Expected volatility	121.17%	221.92%

(3) At inception, on December 31, 2012, the Company recorded a derivative liability for the conversion feature of their $15,000 related party convertible note and a debt discount of $8,898.  At March 31, 2013, the Company measured the fair value of the derivative for the conversion feature at $6,346 and recorded a gain on derivative liability of $2,552 for the three months ending March 31, 2013.  The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At March 31, 2013
Risk-free interest rate	0.11%	0.06%
Expected life in years	0.40	0.17
Dividend yield	0%	0%
Expected volatility	213.63%	211.26%

(4) At inception, on February 5, 2013, the Company recorded a derivative liability for the conversion feature of their $47,500 convertible note and a debt discount of $47,500.  At March 31, 2013, the Company measured the fair value of the derivative for the conversion feature at $63,326 and recorded a loss on derivative liability of $6,381 for the three months ending March 31, 2013. The fair value of the derivative liability was calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At March 31, 2013
Risk-free interest rate	0.13%	0.13%
Expected life in years	0.75	0.60
Dividend yield	0%	0%
Expected volatility	190.10%	211.19%

11.  Subsequent Events

On April 23, 2013, the holder of a $53,000 convertible promissory note elected to convert $15,000 in principal in exchange for 433,526 shares of common stock.

On April 29, 2013, the Company issued 83,333 common shares in exchange for $5,000 in commissions payable to a third party contractor.

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

All cash, accounts payable, and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013.

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$178,686	$-	$-	$178,686
Total Liabilities Measured at Fair Value	$178,686	$-	$-	$178,686

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

Results of Operations

Revenue - During the three months ended March 31, 2013 and 2012, the Company recorded $51,532 and $166,306, respectively.  The decline in revenue was both a result of the transition in the subscriber base on the properties acquired in June 2011 which initially has resulted in a decline of customers, as well as the sale of the UTOPIA customer base in October of 2012.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended March 31, 2013 and 2012 direct costs were $50,704 and $119,460, respectively.  The decrease in direct costs were a result of the sale of the UTOPIA customer base in October of 2012, as well as a decrease in the subscriber base on the properties acquired in June 2011.

Selling, General and Administrative – Selling, General and Administrative costs increased by $320,426 for the three months ended March 31, 2013 and 2012, respectively.  The increase is a result of a growth in contractor and employee head count, due to an increase in operating costs related to the upgrade of services to the properties acquired in June 2011.

Net Loss – The Company had a net loss of $666,627 and $265,970 during the three months ended March 31, 2013 and 2012, respectively.  The Company has ramped up operations and increased services to the properties acquired in June 2011.  As a result, expenditures and operating costs have increased and the company expects a growth in revenue to occur in the second quarter of 2013.

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

During the three months ended March 31, 2013, the current assets increased by $151,451 when compared to December 31, 2012 due to an increase in cash.

During the three months ended March 31, 2013, the current liabilities increased by $254,912 when compared to December 31, 2012.  The increase was due to the increase in notes payable used to fund operations as well as an increase in accrued interest and liabilities partially offset by a decrease in accounts and taxes payable.  The Company used financing provided by the sale of common shares and short term borrowing to pay down some of the outstanding payables and tax liabilities.

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

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2013 and 2014.

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

Based on that evaluation, our chief accounting and chief executive officers concluded that, as of March 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 20132, the Company did not have the capital and staffing resources to maintain the operating effectiveness of internal controls over financial reporting.  Since the evaluation, management has been attempting to secure capital and resources to improve the operating effectiveness of internal controls over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during period ended March 31, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Vendors

On June 15, 2011 the Company received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement.  The judgment was for $191,160, which was recorded as a liability.  The Company entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of March 31, 2013 the Company owes $5,000 to satisfy the liability.

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

On November 2, 2012, the Company filed its official answer and subsequent counter complaint to the Utopia allegations.  The Company alleges in its answer and counter claim to the court that

Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seeks reimbursement of $375,000.  Further, the Company alleges in its answer and counter claim that Utopia has consistently overbilled for services, and prevented the Company from managing its customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, the Company is also claiming the full value of its customers that were transferred as a result of Utopias actions in October 2012. The Company is seeking $1,900,000 in damages. Finally, the company is claiming substantial additional consequential and punitive damages. These actions came after years of failed negotiations between the Company and Utopia.  The Company decided it was in the best interest of its shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused the company to incur and believes that they will be successful in this pursuit.  As of March 31, 2013, the Company has a $350,000 deposit recorded on the balance sheet in other assets as well as a $446,212 recorded in accounts payable related to this matter.

Item 1A.  Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 14, 2013. There have been no material changes in the Company’s assessment of its risk factors during the quarter ended September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 8,333,332 shares of restricted common stock in exchange for $363,500 of cash, 1,375,000 shares of restricted common stock in exchange for services valued at $106,500, and 235,417 shares of restricted common stock in exchange for $14,125 in accounts payable during the three months ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	May 20, 2013	By:	/s/Gregory Smith
Gregory Smith Chief Executive Officer and Chairman of the Board

Date:	May 20, 2013	By:	/s/ Garrett Daw
Garrett Daw Executive Vice President, Chief Accounting Officer, Secretary and Director