Form 10-Q
period 2013-06-30
LYFE Communications, Inc.
filed 2013-08-14
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 14, 2013 – 124,040,995 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Form 10-Q Index

Quarter Ended June 30, 2013

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LYFE Communications, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$ 152,160	$ 5,481
Accounts receivable, net of allowances of $91,977 and $91,977, respectively	8,538	13,121
Prepaid expenses	2,000	-
Total current assets	162,698	18,602

Property and equipment, net	91,635	136,668
Goodwill	233,100	233,100
Intangible assets, net	314,061	319,261
Other assets	361,950	361,950
Debt issuance costs	1,973	4,383
Total assets	$ 1,165,417	$ 1,073,964

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 900,371	$ 929,390
Accrued liabilities	1,985,551	1,629,300
Deferred revenue	6,766	7,742
Payroll and sales taxes payable	29,829	34,569
Notes payable	224,526	167,309
Notes payable – related party	296,000	296,102
Interest payable	55,404	38,907
Interest payable – related party	87,275	68,300
Derivative liability	101,670	136,116
Total current liabilities	3,687,392	3,307,735
Total liabilities	3,687,392	3,307,735

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 122,832,221 and 101,884,087 shares issued and outstanding, respectively	122,832	101,884
Additional paid-in capital	14,417,473	13,478,102
Accumulated deficit	(17,062,280)	(15,813,757)
Total stockholders’ deficit	(2,521,975)	(2,233,771)
Total liabilities and stockholders’ deficit	$ 1,165,417	$ 1,073,964

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$ 58,726	$ 159,241	$ 110,258	$ 325,547

Operating costs and expenses:
Direct costs	33,939	113,219	84,643	232,679
Selling, general and administrative	501,760	432,581	1,129,860	671,590
Depreciation and amortization	30,858	51,278	68,091	102,557
Total operating costs and expenses	566,557	597,078	1,282,594	1,006,826

Loss from operations	(507,831)	(437,837)	(1,172,336)	(681,279)

Other income (expense):
Gain on derivative liability	54,264	-	59,194	-
Loss on extinguishment of debt	(2,832)	-	(2,832)	-
Interest expense	(66,691)	(53,658)	(132,549)	(76,186)
Total other expense	(15,259)	(53,658)	(76,187)	(76,186)

Loss before income taxes	(523,090)	(491,495)	(1,248,523)	(757,465)
Provision for income taxes	-	-	-	-

Net loss	$ (523,090)	$ (491,495)	$ (1,248,523)	$ (757,465)

Loss per share – basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding – basic and diluted	114,954,999	89,803,934	110,388,910	87,648,963

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,248,523)	$ (757,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	68,091	102,557
Amortization of debt discount	89,515	-
Amortization of debt issuance costs	4,910	-
Common stock issued for services	106,500	88,000
Share-based compensation expense	164,779	112,750
Accrued interest	-	40,472
Gain on derivative liability	(59,194)	-
Loss on extinguishment of debt	2,832	-
Changes in assets and liabilities:
Accounts receivable, net	4,583	(3,689)
Prepaid expenses	(2,000)	-
Other assets	-	1,075
Accounts payable	(6,492)	(79,790)
Payroll and sales tax payable	(4,740)	(97,763)
Deferred revenue	(976)	5,239
Accrued liabilities	356,251	184,910
Accrued interest	35,472	-
Net cash used in operating activities	(488,992)	(403,704)

Cash flows from investing activities:
Purchases of property and equipment	(17,858)	(247)
Net cash used in investing activities	(17,858)	(247)

Cash flows from financing activities:
Proceeds from notes payable	47,500	400,000
Debt issuance costs	(2,500)	-
Payment of notes payable	(9,000)	(95,000)
Proceeds from issuance of common stock	617,529	198,000
Net cash provided by financing activities	653,529	503,000

Net increase in cash	146,679	99,049
Cash at beginning of period	5,481	3,700
Cash at end of period	$ 152,160	$ 102,749

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

1.  Business

The business of LYFE Communications, Inc. (the “Company”) is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Generally, matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets, capitalization of costs for software developed for internal use, and derivative liabilities.  Actual results may differ from estimates provided.

Principles of Consolidation

The consolidated financial statements include the accounts of LYFE Communications, Inc. and its wholly-owned subsidiary, Connected Lyfe, Inc.  All inter-company balances and transactions have been eliminated.

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

All cash, accounts payable and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$101,670	$-	$-	$101,670
Total Liabilities Measured at Fair Value	$101,670	$-	$-	$101,670

Recently Enacted Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

3. Going Concern and Liquidity

The Company has an accumulated deficit through June 30, 2013 of $17,062,280, and has had negative cash flows from operating activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In 2012 and through the first six months of 2013, sources of funding did not materialize as committed, and as a result, we have received insufficient funding to execute our business plan. We have accrued significant liabilities for which we do not have liquidity or committed funding to meet our current obligations.  If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans.  If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in the short term.

4.  Property and Equipment

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012

Computer equipment	$ 514,591	$ 496,733
Furniture and fixtures	2,824	2,824
Software	9,196	9,196
	526,611	508,753
Less accumulated depreciation	(434,976)	(372,085)

Property and equipment, net	$ 91,635	$ 136,668

5.  Goodwill

Goodwill of $233,100 was recorded in the acquisition of properties from a telecom and video service provider in June 2011 and was equal to the excess of the purchase price over the fair value of the net assets acquired.  Goodwill is tested for impairment annually as of December 31 or more frequently if indications of impairment arise.  We did not impair any Goodwill during the three months and six months ended June 30, 2013 and 2012.

6.  Intangible Assets

Intangible assets include internally developed software.  We account for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  We record our internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  We capitalize the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  We did not capitalize any development costs related to the application development of the next generation video systems in the three months and six months ended June 30, 2013 and 2012.  We will begin amortizing internally developed software when it is placed into service and will amortize the costs on a straight-line basis over the estimated useful life, as determined by management.  As of June 30, 2013 and December 31, 2012, the software has not been placed in service, no amortization has been recorded, and the software is recorded at cost of $282,861.  We assess the projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We did not impair any projects during the three months and six months ended June 30, 2013 and 2012.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider in June 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes.  The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five year period with options to renew at the end of the period.  The right of entry agreements were recorded at their estimated fair value of $52,000 and amortized over a five year life on a straight line basis.  Accumulated amortization of rights of entry was $20,800 and $15,600 as of June 30, 2013 and December 31, 2012. We assess the agreements for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the properties that the agreements cover are no longer providing contribution margin.  We did not impair any agreements during the three months and six months ended June 30, 2013 and 2012.

7.  Other Assets

Other assets include payments of $350,000 made under a Video Systems Agreement for video distribution and content rights, as well as payments of $11,950 made for other separate security deposits.  As discussed elsewhere in this report, the Video Systems Agreement is currently in dispute.

8.  Notes Payable

Our notes payable consisted of the following at:

	June 30, 2013	December 31, 2012
Short-term note payable with interest at 12% per annum, currently in default	$ 10,000	$ 10,000
Short-term note payable with interest at 18% per annum, due on demand	5,000	5,000
Convertible note payable with interest at 18% per annum, convertible into shares of common stock at a price of $0.70 per share, currently in default	50,000	50,000
Convertible note payable with interest at 8% per annum, convertible along with accrued interest into shares of common stock at a price equal to 50% of the market price on the date of conversion, currently in default	5,000	5,000
Convertible note payable with interest at 8% per annum, convertible into shares of common stock at a price equal to $0.02 per share, currently in default	65,000	65,000
Convertible note payable to an institutional investor, dated October 16, 2012, with interest at 8% per annum, convertible after first 180 days into common stock at a price equal to 58% of the average of the lowest 5 trading days during the 10 day trading period ending the trading day prior to conversion date, due July 18, 2013	23,000	53,000
Convertible note payable to an institutional investor, dated November 29, 2012, with interest at 8% per annum, convertible after first 180 days into common stock at a price equal to 58% of the average of the lowest 5 trading days during the 10 day trading period ending the trading day prior to conversion date, due September 3, 2013	37,500	37,500
Convertible note payable to an institutional investor, dated February 5, 2013, with interest at 8% per annum, convertible after first 180 days into common stock at a price equal to 58% of the average of the lowest 5 trading days during the 10 day trading period ending the trading day prior to conversion date, due November 5, 2013	47,500	-
Other short-term notes payable with interest ranging from 12% to 18% per annum	7,500	7,500
Beneficial conversion factor on convertible note payable	5,877	5,000
Discount on convertible notes payable to institutional investor	(31,851)	(70,691)

	$ 224,526	$ 167,309

We have the right to prepay the convertible notes payable to the institutional investor along with accrued interest payable during the first 180 days following the date of each respective note.  During that time, the amount of prepayment during the first 60 days is 130% of the outstanding amounts owed, with the amount of prepayment increasing each subsequent 30 days to 135%, 140%, 145% and 150% of the outstanding amounts owed.  After the expiration of 180 days following the date of the notes, we have no right of prepayment.

For each of the convertible notes payable to the institutional investor, we have recorded debt issuance costs, a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortize the debt discount to interest expense over the life of each respective note on a straight-line basis.  The total discount on these convertible notes payable was $31,851 and $70,691 at June 30, 2013 and 2012, respectively.

We have recorded a liability for the beneficial conversion factor attributed to the $5,000 note payable which is convertible into shares of our common stock at a price equal to 50% of the market price, and recognized this amount as interest expense.  The liability was $5,877 and $5,000 at June 30, 2013 and December 31, 2012, respectively

At June 30, 2013 and December 31, 2012, accrued interest payable on notes payable was $55,404 and $38,907, respectively.

9.  Notes Payable – Related Party

Our notes payable – related party consisted of the following at:

	June 30, 2013	December 31, 2012
Note payable to a former officer of the Company, with interest at 9% per annum, currently in default	$ 175,000	$ 175,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	100,000	100,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	6,000	15,000
Convertible note payable to an officer of the Company, with interest at 12% per annum, convertible into shares of common stock at a discount of 10% to the previous three day average market price, currently in default	15,000	15,000
Discount on convertible note payable to officer	-	(8,898)

	$ 296,000	$ 296,102

For the convertible note payable to an officer, we recorded a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of the note on a straight-line basis.  The discount on this convertible note payable was $0 and $8,898 at June 30, 2013 and 2012, respectively.

Interest payable – related party was $87,275 and $68,300 at June 30, 2013 and December 31, 2012, respectively.

10.  Derivative Liability

During the six months ended June 30, 2013, we had the following activity in the accounts related to our convertible notes payable:

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability

Balance at December 31, 2012	$ 136,116	$ (70,691)
Derivative liability at inception of the February 2013 note	56,945	(47,500)	$ (9,445)
Conversion of convertible debt	(22,752)	6,600	-
Gain on derivative liability	(68,639)	-	68,639
Amortization of debt discount to interest expense	-	79,740	-

Balance at June 30, 2013	$ 101,670	$ (31,851)	$ 59,194

We estimated the fair value of the derivative for the conversion feature at the inception of the February 2013 note and for all convertible notes to the investor at June 30, 2013 using the Black-Scholes pricing model with the following assumptions:

	February 2013 Note Inception	Range All Notes June 30, 2013

Risk-free interest rate	0.13%	0.02 – 0.07%
Expected life in years	0.75	0.05-0.75
Dividend yield	0%	0%
Expected volatility	190.10%	147.38-190.10%

11.  Stockholders’ Equity

During the six months ended June 30, 2013, we issued a total of 20,948,134 common shares which included 18,189,845 shares for cash proceeds of $617,529, 375,450 shares for accounts payable of $22,527, 1,375,000 shares for services valued at $106,500, and 1,007,839 shares for payment of notes payable of $30,000, reduction in debt discount of $ 6,600, reduction in derivative liability of $ 22,752 and loss on extinguishment of debt of $2,832.

During the six months ended June 30, 2012, we issued a total of 9,620,529 common shares which included 1,450,000 shares for services valued at $88,000, 7,180,529 shares for payment of notes payable of $205,989, interest of $5,000, and $9,850 in accounts payable, and 990,000 shares for cash proceeds of $198,000.

12.  Warrants

During the six months ended June 30, 2013, we issued warrants to purchase 2,000,000 shares of our common stock in connection with 550,000 of the 1,375,000 shares of our common stock we issued for services provided to the Company.  Of the 2,000,000 warrants issued, 1,000,000 warrants have an exercise price of $0.40 per share with a two year expiration and immediate vesting, and 1,000,000 had an exercise price of $0.20 per share with a one year expiration and immediate vesting.  We estimated the value of the warrants granted at $58,892 using the Black-Scholes option pricing model and have included this amount in selling, general and administrative expenses. As of June 30, 2013, no warrants have been exercised.

We estimated the grant date fair value of the warrants using the Black-Scholes option pricing model with the following range of assumptions:

                 Risk-free interest rate                                                 0.15 - 0.27%

                 Expencted life in years                                                   1.0 - 2.0
                 Dividend yield                                                                    0%

                 Expected volatility                                                    113.86 - 201.39%

A summary of warrant activity for the six months ended June 30, 2013 is presented below:

	Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2012	1,095,000	$0.41	2.71	$-
Granted	2,000,000	$0.30	1.01	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, June 30, 2013	3,095,000	$0.34	1.08	$-
Exercisable, June 30, 2013	3,095,000	$0.34	1.08	$-

The intrinsic values as of June 30, 2013 are based on a June 28, 2013 closing market price of our common stock of $0.04 per share.

13.  Share-Based Compensation

On January 1, 2010, our board of directors approved a stock plan known as the 2010 Stock Plan (the “Plan”).  The Plan reserves up to 15,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan. The Plan permits the board of directors to issue stock options and restricted stock.  The stock options granted were valued based on the Black-Scholes option pricing model.

Share-based compensation expense included in general and administrative expenses totaled $105,887 and $112,750 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, we had $198,978 in unrecognized share-based compensation expense related to non-vested stock options granted under the Plan.

We estimated the grant date fair value of the options using the Black-Scholes option pricing model with the following range of assumptions:

                          Risk-free interest rate                                   0.55 - 0.64%

                          Expected life in years                                          4.0
                          Dividend yield                                                      0%

                          Expected volatility                                       157.69 - 158.18%

A summary of stock option activity for the six months ended June 30, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	10,261,000	$0.16	2.20	$112,200
Granted	2,500,000	$0.06	3.65	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, June 30, 2013	12,761,000	$0.14	2.09	$-
Exercisable	8,482,781	$0.14	1.93	$-

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing market price of our common stock on June 28, 2013 of $0.04 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 31, 2013.

14.  Supplemental Statement of Cash Flows Information

During the six months ended June 30, 2013 and 2012, we paid no amounts for income taxes.

During the six months ended June 30, 2013 and 2012, we paid interest of $0 and $5,000, respectively.

During the six months ended June 30, 2013, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accounts payable of $22,527.

•

Issued common stock in payment of notes payable of $30,000, decrease in debt     discount of $6,600 and decrease in derivative liability of $22,152.

•

Increased derivative liability and debt discount by $47,500.

During the six months ended June 30, 2012, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of notes payable of $205,989.

•

Issued common stock in payment of accounts payable of $9,850.

15.  Subsequent Events

On July 9, 2013, the institutional investor elected to convert $15,000 principal of the October 2012 convertible note payable to 646,552 shares of our common stock.

On July 26, 2013, the institutional investor elected to convert the remaining $8,000 principal of the October 2012 convertible note payable to 562,222 shares of our common stock.

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

Overview

LYFE Communications, Inc. is developing a technology base for next generation entertainment and communications.  Through our wholly owned subsidiary, Connected Lyfe, Inc., our primary customer acquisition, operations and services division, LYFE Communications is truly integrating television, ultra high-speed Internet and enhanced voice services for delivery via Internet using IP (Internet Protocol).

Our technology innovations take traditional digital television delivery and convert it to an adaptive IP-based service.  The result is dramatically lower cost of operation, new interactive capabilities and delivery to any device, in any location, at any time.

We provide high-speed data and voice services to consumers in six cities and will deploy next generation television services, with voice and data access, into each of these markets, offering the most innovative and compelling media and communications services to residential customers.  Beyond these markets, we will deploy our innovative platform through acquisitions, partnerships, and technology licensing to major existing service providers.

Our technologies are the foundation for many exciting, customer-valued IP services for a rapidly growing market segment that lives “always on and connected,” accessing all the people, information and entertainment in their lives, on their terms – any time, any place, on any device.

We expect to significantly increase our subscriber base in 2013.  We are currently under contract to provide our Data and Telephony services to 28 MDU properties spanning 6 cities in 2 states.  These properties present a total market opportunity of over 12,000 units.  These contracts can be characterized in one of two ways: bulk, or subscription.  A “bulk” contract allows us to provide services to each and every tenant at the complex.  We currently have 3 bulk contracts with a total customer base of 600. The remaining 25 contracts are “subscription”, meaning we have either an exclusive or non-exclusive marketing contract and/or Right of Entry (ROE) at the property.  Our average penetration rate at the subscription properties is 10%, which represents a tremendous growth opportunity for us. Further, all of these contracts provide us with the opportunity to extend more services in the future.  We are currently negotiating with some of the country’s largest REIT’s and property management groups to provide services to the properties they own and manage.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended June 30, 2013, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012, filed on April 15, 2013.

Nevertheless, our financial statements contained in this report have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the condensed consolidated financial statements and elsewhere in this report, the Company has not established any significant source of revenue to sustain operations, has had negative cash flows from operations and has not received sufficient capital to sustain operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Share-Based Compensation

We account for share-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.  This statement requires us to record an expense associated with the fair value of share-based compensation.  We use the Black-Scholes option pricing model to calculate share-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Market approach analysis for pricing stock with infrequent trades and transactions require highly subjective assumptions, including restriction discount and blockage discounts.  Changes in these assumptions can materially affect the fair value estimate.

Principles of Consolidation

The consolidated financial statements include the accounts of LYFE Communications, Inc. and its wholly-owned subsidiary, Connected Lyfe, Inc.  All inter-company balances and transactions have been eliminated.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104).  The criteria to meet this guideline are: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed and determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured.  We derive our revenue primarily from the sale of Video, Data and Voice over Internet Protocol services and recognize revenues in the period the related services are provided and the amount of revenue is determinable and collection is reasonably assured.

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

All cash, accounts payable and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013.

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$101,670	$-	$-	$101,670
Total Liabilities Measured at Fair Value	$101,670	$-	$-	$101,670

Accounts Receivable

Accounts receivable are reflected at estimated net realizable value, do not bear interest and do not generally require collateral.  We provide an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.  Customer accounts are reviewed and written off as they are determined to be uncollectible.

Results of Operations

Revenue - During the three months ended June 30, 2013 and 2012, we recorded revenues of $58,726 and $159,241, respectively.  During the six months ended June 30, 2013 and 2012, we recorded revenues of $110,258 and $325,547, respectively.  The decline in revenue in the current year is both a result of the transition in the subscriber base on the properties acquired in June 2011, which initially resulted in a decline of customers, as well as the sale of the UTOPIA customer base in October of 2012.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended June 30, 2013 and 2012, direct costs were $33,939 and $113,219, respectively.  During the six months ended June 30, 2013 and 2012, direct costs were $84,643 and $232,679, respectively.  The decrease in direct costs in the current year is a result of the sale of the UTOPIA customer base in October of 2012, as well as a decrease in the subscriber base on the properties acquired in June 2011.

Selling, General and Administrative – Selling, general and administrative expenses increased $69,179 to $501,760 for the three months ended June 30, 2013 from $432,581 for the three months ended June 30, 2013.  Selling, general and administrative expenses increased $458,270 to $1,129,860 for the six months ended June 30, 2013 from $671,590 for the six months ended June 30, 2013.  The increase in the current year is primarily the result of a growth in contractor and employee head count, due to an increase in operating costs related to the upgrade of services to the properties acquired in June 2011.

Depreciation and Amortization – Depreciation and amortization expense is currently not material to the results of our operations.  Depreciation and amortization expense was $30,858 and $51,278 for the three months ended June 30, 2013 and 2012, and $68,091 and $102,557 for the six months ended June 30, 2013 and 2012, respectively.

Other Income (Expense) – During the three months and six months ended June 30, 2013, we reported a gain on derivative liability of $54,264 and $59,194, respectively.  We estimate the fair value of the derivative for the conversion feature of certain convertible notes payable at the inception of notes and at each reporting date, using the Black-Scholes pricing model.  As changes in the derivative liability are recorded at each reporting date, a gain or loss on derivative liability is recorded.  We had no gain or loss on derivative liability for the three months and the six months ended June 30, 2012.

We reported a loss on extinguishment of debt of $2,832 for the three months and six months ended June 30, 2013.  We had no loss on extinguishment of debt for the corresponding periods in the prior year.

Our interest expense was $66,691 and $53,658 for the three months ended June 30, 2013 and 2012, and $132,549 and $76,186 for the six months ended June 30, 2013 and 2012, respectively.  The increase in interest expense in the current year is due primarily to the amortization of debt discount recorded in connection with our convertible notes payable.

Net Loss – We had a net loss of $523,090 and $491,495 for the three months ended June 30, 2013 and 2012, and $1,248,523 and $757,465 for the six months ended June 30, 2013 and 2012, respectively.  We have has ramped up operations and increased services to the properties acquired in June 2011.  As a result, expenditures and operating costs have increased and we expect a growth in revenue to occur in the second half of 2013.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements.  Since inception, we have financed our cash flow requirements through issuance of common stock and notes payable.  As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending additional revenues.  Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional debt financing to the extent necessary to augment our working capital.  In the future we need to generate sufficient revenues from product and software sales in order to eliminate or reduce the need to sell additional stock or obtain additional debt.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

As of June 30, 2013, our total current assets were $162,698 and our current liabilities were $3,687,392, resulting in a working capital deficit of $3,524,694.  As discussed in the notes to our condensed consolidated financial statements, we are currently in default on several notes payable.  We also had an accumulated deficit of $17,062,280 and a total stockholders’ deficit of $2,521,975 at June 30, 2013

During the six months ended June 30, 2013, we used net cash of $488,992 in operating activities as a result of our net loss of $1,248,523, gain on derivative liability of $59,194, increase in prepaid expenses of $2,000, and decreases in accounts payable of $6,492, payroll and sales tax payable of $4,740 and deferred revenue of $976, partially offset by non-cash expenses(excluding gain on derivative liability)totaling $436,627, decrease in accounts receivable, net of $4,583, and increases in accrued liabilities of $356,251 and accrued interest of $35,472.

By comparison, during the six months ended June 30, 2012, we used net cash of $403,704 in operating activities as a result of our net loss of $757,465, increase in accounts receivable of $3,689, and decreases in accounts payable of $79,790 and payroll and sales tax payable of $97,763, partially offset by non-cash expenses totaling $343,779, decrease in other assets of $1,075 and increases in deferred revenue of $5,239 and accrued expenses of $184,910.

During the six months ended June 30, 2013 and 2012, we used $17,858 and $247, respectively, comprised of purchases of property and equipment.

During the six months ended June 30, 2013, we had net cash provided by financing activities of $653,529, comprised of proceeds from notes payable of $47,500 and proceeds from the issuance of common stock of $617,529, partially offset by the payment of debt issuance costs of $2,500 and payment of notes payable of $9,000.

During the six months ended June 30, 2012, we had net cash provided by financing activities of $503,000, comprised of proceeds from notes payable of $400,000 and proceeds from the issuance of common of $198,000, partially offset by payment of notes payable of $95,000.

We anticipate that we are likely to incur operating losses during the next twelve months.  Our current cash is not sufficient to fund our operations during this period.  Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early operations, particularly companies in new and rapidly evolving markets.  Such risks include, but are not limited to, an evolving

and unpredictable business model and the management of growth.  These factors raise substantial   doubt about our ability to continue as agoing concern.  To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Management is currently seeking sources of equity and debt financing from current and potential investors.  We have signed agreements with AT&T to upgrade services to all the existing Ygnition properties acquired in the June 2011 acquisition.  We consider the upgrades to potentially increase revenue by offering improved services.  The potential for increased revenue does not include a large capital investment.  We will improve services without increasing but reducing the direct costs of providing services to each of the properties.  There can however be no assurance that improving services will lead to increased revenue.  To address the risks involved, we have to increase the customer base at each of the properties.  Additionally, we have to receive more funding to provide sales and marketing, and increase the revenues in the properties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

As of March 31, 2013, we did not have the staffing resources to maintain the operating effectiveness of disclosure controls and procedures or internal controls over financial reporting.  During the quarter ended June 30, 2013, we engaged an experienced financial consultant to provide assistance with timely closing of our quarterly accounting records, the preparation of our consolidated financial statements and related disclosures, the preparation and review of our periodic reports filed with the SEC, and to provide ongoing support to our Vice President of Finance.  We believe this additional resource allows us to maintain the effectiveness of disclosure controls and procedures and our internal controls over financial reporting and enhance the segregation of duties over accounting and financial reporting tasks.

Changes in internal control over financial reporting

Other than the engagement of the financial consultant discussed above, there have been no changes in internal control over financial reporting during period ended June 30, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Vendors

On June 15, 2011 we received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord in conjunction with a lease agreement.  The judgment was for $191,160, which was recorded as a liability.  We entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of June 30, 2013, we have satisfied the outstanding liability.

Siegfried and Jensen

On September 26, 2012, we received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $0.70. Throughout the duration of the note, we have tried several times to reach out to Siegfried & Jensen to settle this debt.  We have offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, we filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  As of August 2013, the complaint continues in legal proceedings.

UTOPIA

On March 2, 2011, we received from UTOPIA a notice of termination in conjunction with the agreement between Connected Lyfe and UTOPIA entitled Non-Exclusive Network Access and Use Agreement.  According to the notice, Connected Lyfe had until May 2, 2011 to transition its customers to another service provider on the UTOPIA network or cure the breach by working out an arrangement with UTOPIA that is acceptable.  The notice of termination is due to non-payment of network access fees.

On March 3, 2011, we received a “notice of exercise of video system reversionary rights” from UTOPIA.  Currently, there is a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA had been working with Connected Lyfe on a resolution.

On September 28, 2012, we received a “notice of transfer of customers” from UTOPIA to transfer the existing customer base to another provider on their network.

On October 2, 2012, we received a “Summons & Complaint” from UTOPIA in conjunction with their claim that we failed to comply with both the “Network Access Agreement” and the “Video Systems Agreement”.  Under the complaint, UTOPIA is asking for $495,000 in relief from Connected Lyfe, Inc.

On October 10, 2012, we signed an agreement with Veracity Networks to transfer those customers remaining on the UTOPIA network.

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we are also claiming the full value of its customers that were transferred as a result of Utopia’s actions in October 2012.  We are seeking $1,900,000 in damages.  Finally, we are claiming substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of June 30, 2013, we have a $350,000 deposit recorded on the balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

Item 1A.  Risk Factors.

For a discussion of our risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 14, 2013.  There have been no material changes in our assessment of our risk factors during the quarter ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2013, we issued a total of 11,004,385 shares of our of restricted common stock in exchange for $254,029 cash, $8,402 in accounts payable and $30,000 in notes payable principal.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS               XBRL Instance**

101.SCH              XBRL Schema**
101.CAL              XBRL Calculations**

101.DEF              XBRL Definitions**
101.LAB              XBRL Label**
101.PRE              XBRL Presentation**

* Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	August 14, 2013	By:	/s/Gregory Smith
Gregory Smith Chief Executive Officer and Chairman of the Board

Date:	August 14, 2013	By:	/s/ Garrett Daw
Garrett Daw Executive Vice President, Chief Accounting Officer, Secretary and Director