Form 10-Q
period 2013-09-30
LYFE Communications, Inc.
filed 2013-11-14
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 14, 2013 – 139,279,659 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Form 10-Q Index

Quarter Ended September 30, 2013

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LYFE Communications, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$ 133,025	$ 5,481
Accounts receivable, net of allowances of $72,725 and $91,977, respectively	8,556	13,121
Prepaid expenses	2,000	-
Total current assets	143,581	18,602

Property and equipment, net	68,842	136,668
Goodwill	233,100	233,100
Intangible assets, net	311,461	319,261
Other assets	361,950	361,950
Debt issuance costs	-	4,383
Total assets	$ 1,118,934	$ 1,073,964

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 885,230	$ 929,390
Accrued liabilities	2,163,674	1,629,300
Deferred revenue	34,720	7,742
Payroll and sales taxes payable	30,574	34,569
Notes payable	148,491	167,309
Notes payable – related party	296,000	296,102
Interest payable	55,280	38,907
Interest payable – related party	96,917	68,300
Derivative liability	15,420	136,116
Total current liabilities	3,726,306	3,307,735
Total liabilities	3,726,306	3,307,735

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 138,299,659 and 101,884,087 shares issued and outstanding, respectively	138,300	101,884
Additional paid-in capital	14,768,327	13,478,102
Accumulated deficit	(17,513,999)	(15,813,757)
Total stockholders’ deficit	(2,607,372)	(2,233,771)
Total liabilities and stockholders’ deficit	$ 1,118,934	$ 1,073,964

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$ 46,743	$ 133,107	$ 157,001	$ 458,654

Operating costs and expenses:
Direct costs	22,163	97,779	106,806	330,458
Selling, general and administrative	351,673	273,814	1,481,533	945,404
Depreciation and amortization	25,641	51,847	93,732	154,404
Total operating costs and expenses	399,477	423,440	1,682,071	1,430,266

Loss from operations	(352,734)	(290,333)	(1,525,070)	(971,612)

Other income (expense):
Gain (loss) on derivative liability	(63,712)	-	(4,518)	-
Gain (loss) on extinguishment of debt	9,392	(1,669)	6,560	(1,669)
Interest expense	(44,665)	(30,532)	(177,214)	(106,718)
Total other expense	(98,985)	(32,201)	(175,172)	(108,387)

Loss before income taxes	(451,719)	(322,534)	(1,700,242)	(1,079,999)
Provision for income taxes	-	-	-	-

Net loss	$ (451,719)	$ (322,534)	$ (1,700,242)	$ (1,079,999)

Loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding – basic and diluted	129,402,142	89,701,317	116,645,762	88,008,330

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,700,242)	$ (1,079,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	93,732	154,404
Bad debt expense	(19,252)	-
Amortization of debt discount	112,482	-
Amortization of debt issuance costs	6,883	-
Common stock issued for services	106,500	88,000
Share-based compensation expense	216,009	155,063
Accrued interest	-	40,472
Loss on derivative liability	4,518	-
(Gain) loss on extinguishment of debt	(6,560)	1,669
Changes in assets and liabilities:
Accounts receivable, net	23,817	(3,636)
Prepaid expenses	(2,000)	-
Other assets	-	1,075
Accounts payable	(21,633)	(26,313)
Payroll and sales tax payable	(3,995)	(154,817)
Deferred revenue	26,978	4,255
Accrued liabilities	539,894	320,833
Accrued interest	44,990	-
Net cash used in operating activities	(577,879)	(498,994)

Cash flows from investing activities:
Purchases of property and equipment	(18,106)	(2,499)
Net cash used in investing activities	(18,106)	(2,499)

Cash flows from financing activities:
Proceeds from notes payable	47,500	400,000
Debt issuance costs	(2,500)	-
Payment of notes payable	(9,000)	(95,000)
Proceeds from issuance of common stock	687,529	198,000
Net cash provided by financing activities	723,529	503,000

Net increase in cash	127,544	1,507
Cash at beginning of period	5,481	3,700
Cash at end of period	$ 133,025	$ 5,207

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

1.  Business

The business of LYFE Communications, Inc. (the “Company”) is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

All cash, accounts payable and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$15,420	$-	$-	$15,420
Total Liabilities Measured at Fair Value	$15,420	$-	$-	$15,420

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

3. Going Concern and Liquidity

The Company has an accumulated deficit through September 30, 2013 of $17,513,999, and has had negative cash flows from operating activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In 2012 and through the first nine months of 2013, sources of funding did not materialize as committed, and as a result, we have received insufficient funding to execute our business plan. We have accrued significant liabilities for which we do not have liquidity or committed funding to meet our current obligations.  If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans.  If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in the short term.

4.  Property and Equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Computer equipment	$ 514,840	$ 496,733
Furniture and fixtures	2,824	2,824
Software	9,196	9,196
	526,860	508,753
Less accumulated depreciation	(458,018)	(372,085)

Property and equipment, net	$ 68,842	$ 136,668

5.  Goodwill

Goodwill of $233,100 was recorded in the acquisition of properties from a telecom and video service provider in June 2011 and was equal to the excess of the purchase price over the fair value of the net assets acquired.  Goodwill is tested for impairment annually as of December 31 or more frequently if indications of impairment arise.  We did not impair any Goodwill during the three months and nine months ended September 30, 2013 and 2012.

6.  Intangible Assets

Intangible assets include internally developed software.  We account for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  We record our internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  We capitalize the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  We did not capitalize any development costs related to the application development of the next generation video systems in the three months and nine months ended September 30, 2013 and 2012.  We will begin amortizing internally developed software when it is placed into service and will amortize the costs on a straight-line basis over the estimated useful life, as determined by management.  As of September 30, 2013 and December 31, 2012, the software has not been placed in service, no amortization has been recorded, and the software is recorded at cost of $282,861.  We assess the projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service. We did not impair any projects during the three months and nine months ended September 30, 2013 and 2012.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider in June 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes.  The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five year period with options to renew at the end of the period.  The right of entry agreements were recorded at their estimated fair value of $52,000 and amortized over a five year life on a straight line basis.  Accumulated amortization of rights of entry was $23,400 and $15,600 as of September 30, 2013 and December 31, 2012.  We assess the agreements for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the properties that the agreements cover are no longer providing contribution margin.  We did not impair any agreements during the three months and nine months ended September 30, 2013 and 2012.

7.  Other Assets

Other assets include payments of $350,000 made under a Video Systems Agreement for video distribution and content rights, as well as payments of $11,950 made for other separate security deposits.  As discussed elsewhere in this report, the Video Systems Agreement is currently in dispute.

8.  Notes Payable

Our notes payable consisted of the following at:

	September 30, 2013	December 31, 2012
Short-term note payable with interest at 12% per annum, currently in default	$ 10,000	$ 10,000
Short-term note payable with interest at 18% per annum, due on demand	5,000	5,000
Convertible note payable with interest at 18% per annum, convertible into shares of common stock at a price of $0.70 per share, currently in default	50,000	50,000
Convertible note payable with interest at 8% per annum, convertible along with accrued interest into shares of common stock at a price equal to 50% of the market price on the date of conversion, currently in default	5,000	5,000
Convertible note payable with interest at 8% per annum, convertible into shares of common stock at a price equal to $0.02 per share, currently in default	65,000	65,000
Convertible note payable to an institutional investor, dated October 16, 2012, converted in full to common stock in the current year	-	53,000
Convertible note payable to an institutional investor, dated November 29, 2012, converted in full to common stock in the current year	-	37,500
Other short-term notes payable with interest ranging from 12% to 18% per annum	7,500	7,500
Beneficial conversion factor on convertible note payable	5,991	5,000
Discount on convertible notes payable to institutional investor	-	(70,691)

	$ 148,491	$ 167,309

We had three convertible notes payable to an institutional investor: $53,000 dated October 22, 2012; $37,500 dated November 29, 2012; and $47,500 dated February 5, 2013.  During the nine months ended September 30, 2013, each of these convertible notes payable was converted in full into shares of our common stock.  For each of these convertible notes payable, we recorded debt issuance costs, a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of each respective note on a straight-line basis.  The total discount on these convertible notes payable was $0 and $70,691 at September 30, 2013 and December 31, 2012, respectively.

We have recorded a liability for the beneficial conversion factor attributed to the $5,000 note payable which is convertible into shares of our common stock at a price equal to 50% of the market price, and recognized this amount as interest expense.  The liability was $5,991 and $5,000 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, interest payable on notes payable was $55,280 and $38,907, respectively.

9.  Notes Payable – Related Party

Our notes payable – related party consisted of the following at:

	September 30, 2013	December 31, 2012
Note payable to a former officer of the Company, with interest at 9% per annum, currently in default	$ 175,000	$ 175,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	100,000	100,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	6,000	15,000
Convertible note payable to an officer of the Company, with interest at 12% per annum, convertible into shares of common stock at a discount of 10% to the previous three day average market price, currently in default	15,000	15,000
Discount on convertible note payable to officer	-	(8,898)

	$ 296,000	$ 296,102

For the convertible note payable to an officer, we recorded a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of the note on a straight-line basis.  The discount on this convertible note payable was $0 and $8,898 at September 30, 2013 and 2012, respectively.

Interest payable – related party was $96,917 and $68,300 at September 30, 2013 and December 31, 2012, respectively.

10.  Derivative Liability

During the nine months ended September 30, 2013, we had the following activity in the accounts related to our convertible notes payable:

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability

Balance at December 31, 2012	$ 136,116	$ (70,691)
Derivative liability at inception of the February 2013 note	56,945	(47,500)	$ (9,445)
Conversion of convertible debt	(172,714)	15,599	-
Gain on derivative liability	(4,927)	-	4,927
Amortization of debt discount to interest expense	-	102,592	-

Balance at September 30, 2013	$ 15,420	$ -	$ (4,518)

We estimated the fair value of the derivative for the conversion feature at the inception of the February 2013 convertible note payable to an institutional investor and for the remaining convertible note payable to an officer at September 30, 2013 using the Black-Scholes pricing model with the following assumptions:

	February 2013 Note Inception	Convertible Note September 30, 2013

Risk-free interest rate	0.13%	0.04%
Expected life in years	0.75	0.41
Dividend yield	0%	0%
Expected volatility	190.10%	267.56%

11.  Stockholders’ Deficit

During the nine months ended September 30, 2013, we issued a total of 36,415,572 common shares which included 25,189,845 shares for cash proceeds of $687,529, 375,450 shares for accounts payable of $22,527, 1,375,000 shares for services valued at $106,500, and 9,475,277 shares for payment of notes payable of $138,000 and accrued interest of $5,520, reduction in debt discount of $15,598, reduction in derivative liability of $172,714 and gain on extinguishment of debt of $6,560.

During the nine months ended September 30, 2012, we issued a total of 9,825,916 common shares which included 1,450,000 shares for services valued at $88,000, 990,000 shares for cash proceeds of $198,000, and 7,385,916 shares for payment of debt of $224,439 and a loss of $1,669.

12.  Warrants

During the nine months ended September 30, 2013, we issued warrants to purchase 2,000,000 shares of our common stock in connection with 550,000 of the 1,375,000 shares of our common stock we issued for services provided to the Company.  Of the 2,000,000 warrants issued, 1,000,000 warrants have an exercise price of $0.40 per share with a two year expiration and immediate vesting, and 1,000,000 warrants have an exercise price of $0.20 per share with a one year expiration and immediate vesting.  We estimated the value of the warrants granted at

$58,892 using the Black-Scholes option pricing model and have included this amount in selling, general and administrative expenses.  As of September 30, 2013, no warrants have been exercised.

We estimated the grant date fair value of the warrants using the Black-Scholes option pricing model with the following range of assumptions:

Risk-free interest rate	0.15 - 0.27%
Expected life in years	1.0 – 2.0
Dividend yield	0%
Expected volatility	113.86 – 201.39%

A summary of warrant activity for the nine months ended September 30, 2013 is presented below:

	Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2012	1,095,000	$0.41	2.71	$-
Granted	2,000,000	$0.30	0.76	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, September 30, 2013	3,095,000	$0.34	0.83	$-
Exercisable, September 30, 2013	3,095,000	$0.34	0.83	$-

The intrinsic values as of September 30, 2013 are based on a September 30, 2013 closing market price of our common stock of $0.0189 per share.

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

Share-based compensation expense included in general and administrative expenses related to stock options totaled $157,117 and $155,063 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, we had $147,748 in unrecognized share-based compensation expense related to non-vested stock options granted under the Plan.

We estimated the grant date fair value of the options using the Black-Scholes option pricing model with the following range of assumptions:

Risk-free interest rate	0.55 - 0.64%
Expected life in years	4.0
Dividend yield	0%
Expected volatility	157.69 – 158.18%

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	10,261,000	$0.16	2.20	$112,200
Granted	2,500,000	$0.06	3.40	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, September 30, 2013	12,761,000	$0.14	1.83	$-
Exercisable, September 30, 2013	8,650,266	$0.14	1.65	$-

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing market price of our common stock on September 30, 2013 of $0.0189 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.

14.  Supplemental Statement of Cash Flows Information

During the nine months ended September 30, 2013 and 2012, we paid no amounts for income taxes.

During the nine months ended September 30, 2013 and 2012, we paid interest of $0 and $5,000, respectively.

During the nine months ended September 30, 2013, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accounts payable of $22,527.

•

Issued common stock in payment of notes payable of $138,000 and interest payable of $5,520, decrease in debt discount of $15,598 and decrease in derivative liability of $172,714.

•

Increased derivative liability and debt discount by $47,500.

During the nine months ended September 30, 2012, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of notes payable of $205,989.

•

Issued common stock in payment of accounts payable or prepaid expenses of $18,450.

15.  Subsequent Events

On October 17, 2013, we issued a total of 980,000 shares of our common stock in payment of notes payable totaling $22,500.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended September 30, 2013, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012, filed on April 15, 2013.

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

All cash, accounts payable and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013.

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$15,420	$-	$-	$15,420
Total Liabilities Measured at Fair Value	$15,420	$-	$-	$15,420

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

Results of Operations

Revenue - During the three months ended September 30, 2013 and 2012, we recorded revenues of $46,743 and $133,107, respectively.  During nine months ended September 30, 2013 and

2012, we recorded revenues of $157,001 and $458,654, respectively.  The decline in revenue in the current year is both a result of the transition in the subscriber base on the properties acquired in June 2011, which initially resulted in a decline of customers, as well as the sale of the UTOPIA customer base in October of 2012.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended September 30, 2013 and 2012, direct costs were $22,163 and $97,779, respectively.  During the nine months ended September 30, 2013 and 2012, direct costs were $106,806 and $330,458, respectively.  The decrease in direct costs in the current year is a result of the sale of the UTOPIA customer base in October of 2012, as well as a decrease in the subscriber base on the properties acquired in June 2011.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $77,859 to $351,673 for the three months ended September 30, 2013 from $273,814 for the three months ended September 30, 2012.  Selling, general and administrative expenses increased $536,129 to $1,481,533 for the nine months ended September 30, 2013 from $945,404 for the nine months ended September 30, 2012.  The increase in the current year is primarily the result of a growth in contractor and employee head count, due to an increase in operating costs related to the upgrade of services to the properties acquired in June 2011.

Depreciation and Amortization Expense – Depreciation and amortization expense is currently not material to the results of our operations.  Depreciation and amortization expense was $25,641 and $51,847 for the three months ended September 30, 2013 and 2012, and $93,732 and $154,404 for the nine months ended September 30, 2013 and 2012, respectively.

Other Income (Expense) – During the three months and nine months ended September 30, 2013, we reported a loss on derivative liability of $63,712 and $4,518, respectively.  We estimate the fair value of the derivative for the conversion feature of certain convertible notes payable at the inception of notes and at each reporting date, using the Black-Scholes pricing model.  As changes in the derivative liability are recorded at each reporting date, a gain or loss on derivative liability is recorded.  We had no gain or loss on derivative liability for the three months and the nine months ended September 30, 2012.

We reported a gain on extinguishment of debt of $9,392 and $6,560 for the three months and nine months ended September 30, 2013, respectively.  We reported a loss on extinguishment of debt of $1,669 for the three months and nine months ended September 30, 2012, respectively.

Our interest expense was $44,665 and $30,532 for the three months ended September 30, 2013 and 2012, and $177,214 and $106,718 for the nine months ended September 30, 2013 and 2012, respectively.  The increase in interest expense in the current year is due primarily to the amortization of debt discount recorded in connection with our convertible notes payable.

Net Loss – We had a net loss of $451,719 and $322,534 for the three months ended September 30, 2013 and 2012, and $1,700,242 and $1,079,999 for the nine months ended September 30, 2013 and 2012, respectively.  We have ramped up operations and increased services to the properties acquired in June 2011.  As a result, expenditures and operating costs have increased and we expect a growth in revenue to occur in the latter part 2013 and in 2014.

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

As of September 30, 2013, our total current assets were $143,581 and our total current liabilities were $3,726,306, resulting in a working capital deficit of $3,582,725.  As discussed in the notes to our condensed consolidated financial statements, we are currently in default on several notes payable.  We also had an accumulated deficit of $17,513,999 and a total stockholders’ deficit of $2,607,372 at September 30, 2013.

During the nine months ended September 30, 2013, we used net cash of $577,879 in operating activities as a result of our net loss of $1,700,242, bad debt expense of $19,252, gain on extinguishment of debt of $6,560, increase in prepaid expenses of $2,000, and decreases in accounts payable of $21,633 and payroll and sales tax payable of $3,995, partially offset by non-cash expenses (excluding bad debt expense and gain on extinguishment of debt) totaling $540,124, decrease in accounts receivable, net of $23,817, and increases in deferred revenue of $26,978, accrued liabilities of $539,894 and accrued interest of $44,990.

By comparison, during the nine months ended September 30, 2012, we used net cash of $498,994 in operating activities as a result of our net loss of $1,079,999, increase in accounts receivable of $3,636, and decreases in accounts payable of $26,313 and payroll and sales tax payable of $154,817, partially offset by non-cash expenses totaling $439,608, decrease in other assets of $1,075 and increases in deferred revenue of $4,255 and accrued expenses of $320,833.

During the nine months ended September 30, 2013 and 2012, we used $18,106 and $2,499, respectively, comprised of purchases of property and equipment.

During the nine months ended September 30, 2013, we had net cash provided by financing activities of $723,529, comprised of proceeds from notes payable of $47,500 and proceeds from the issuance of common stock of $687,529, partially offset by the payment of debt issuance costs of $2,500 and payment of notes payable of $9,000.

During the nine months ended September 30, 2012, we had net cash provided by financing activities of $503,000, comprised of proceeds from notes payable of $400,000 and proceeds from the issuance of common of $198,000, partially offset by payment of notes payable of $95,000.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Siegfried and Jensen

On September 26, 2012, we received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $0.70. Throughout the duration of the note, we have tried several times to reach out to Siegfried & Jensen to settle this debt.  We have offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, we filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  As of November 2013, the complaint continues in legal proceedings.

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

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we are also claiming the full value of its customers that were transferred as a result of Utopia’s actions in October 2012.  We are seeking $1,900,000 in damages.  Finally, we are claiming substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of September 30, 2013, we have a $350,000 deposit recorded on the balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

Item 1A.  Risk Factors.

For a discussion of our risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 14, 2013.  There have been no material changes in our assessment of our risk factors during the quarter ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2013, we issued a total of 15,467,438 shares of our restricted common stock in exchange for $70,000 cash, $108,000 in notes payable principal, $5,520 in interest payable, a reduction of $149,963 in derivative liability, a reduction of $8,999 in debt discount, and a gain on extinguishment of debt of $9,392.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

*Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LYFE COMMUNICATIONS, INC.

Date:	November 14, 2013	By:	/s/Gregory Smith
Gregory Smith Chief Executive Officer and Chairman of the Board

Date:	November 14, 2013	By:	/s/ Garrett Daw
Garrett Daw Executive Vice President, Chief Accounting Officer, Secretary and Director