Form 10-K
period 2013-12-31
LYFE Communications, Inc.
filed 2014-04-15
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock ($0.001par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ¨    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ¨    No X

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

Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer ¨	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ¨    No X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $3.2 million.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2014 was 158,680,059 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

LYFE COMMUNICATIONS INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2013

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

As of December 31, 2013, LYFE Communications provides high-speed data and voice services to consumers in six cities and will deploy next generation television services, with voice and data access, into each of these markets, offering the most innovative and compelling media and communications services to residential customers.  Beyond these markets, LYFE Communications will deploy its innovative platform through acquisitions, partnerships, and technology licensing to major existing service providers.

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

Overview of the Industry and Direction/Challenges

Media businesses have seen the rise and fall of new revenue models and new media empires on a pace and scale uncommon in other industries.  The business changes with each new advancement in telecommunications capability and adoption.  As with previous evolutions driven by cable network distribution, digitization or satellite transmission power, the next set of changes are foreseeable and actionable. As of December 31, 2013, improvements in physical network infrastructure, technological innovation, and content rights have, for the first time, all progressed to the levels necessary for the next generation in consumer tele-visual experience.

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

Sustainable Competitive Advantages Business Plan

Next generation television services are now possible because of the evolution of network, technology and content rights.  In the past 5 years, there has been tremendous hype over the bundling of services: the Voice, Data, and TV triple play.  Unfortunately, a triple play is not a next generation of anything.  It is a billing advancement only.  We have seen the cable operators learn to provide the same voice services that the telcos had provided and we have seen the telcos learn to provide the exact same television service that the cable operators had provided.  And we’ve had billing innovation: we get all three services for one price.  That’s good, but now its time to advance the services themselves.  Interactive, shared user experiences with hobbies and interests specific to the viewers are now possible.  Some simple examples of next generation capabilities:

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

We are developing several proprietary technologies that address network management and video distribution over IP networks. In the fall of 2012, we filed for a patent on our adaptive multi-cast streaming technology and we have filed for a provisional patent on our real time adaptive stream switching technology.  We expect to file more patents in 2014.  These applications will address the distribution of common video across some types of legacy IP networks, specific methods for the integrated use of meta data in operations to reduce costs and extend functionality, the development of multi-tiered control systems to manage heterogeneous IP networks, and methods for video frame storage that reduce cost, increase reliability, and reduce latency.  We have not filed any applications but are hoping to file in the near term.  Where required, we will obtain franchise cable rights.

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

Employees

As of the date of this Current Report, we have 4 full-time and/or part-time employees and/or contractors working for the Company.  None of them are represented by a labor union or subject to a collective bargaining agreement.  We consider our relations with our staff members and contractors to be good.

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

LYFE Communications commenced limited operations in April of 2010, therefore, we have limited operating history on which to make an investment decision. Accordingly, LYFE Communications has a limited operating history and the business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2013, LYFE Communication’s business has not shown a profit in operations and has generated modest revenues.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our auditor’s “Going Concern” modification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss on investment by our shareholders.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 3 to our consolidated financial statements for the years ended December 31, 2013 and 2012, we have limited revenues, have incurred a loss from operations and have negative operating cash flows since inception. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Messrs. Bryson, Daw and Smith, who comprise all of the members of our current directors collectively own 28.2% of our outstanding voting securities and accordingly, do not have effective control of the company.  Votes of other shareholders will have an effect when we are managed by our Board of Directors and operated through our officers, all of whom are elected by shareholders.

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

ITEM 2.  PROPERTIES

Due to a lack of funding, we currently do not maintain a corporate office.  Management has determined that our operations can be performed by employees and contractors remotely.  We currently pay an employee a monthly allowance of $1,500 for rent and utilities for a home office.  We maintain correspondence through a post office box at P.O Box 961026 South Jordan, Utah 84095.

ITEM 3.  LEGAL PROCEEDINGS

Vendors

On June 15, 2011, we received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord.  The judgment was for $191,160, which was recorded as a liability.  We entered into a settlement with the landlord for $75,000 on November 15, 2011. As of December 31, 2013, we have satisfied the outstanding liability.

Siegfried and Jensen

On September 26, 2012, the Company received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $0.70. Throughout the duration of the note, the Company tried several times to reach out to Siegfried and Jensen to settle this debt.  The Company has even offered reduced conversion prices, none of which were satisfactory to Siegfried and Jensen.  On October 23, 2012, the Company filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  In February 2014, the parties reached a settlement requiring the Company to make the following payments: $10,000 upon execution of the settlement; $15,000 on or before February 24, 2014; $5,000 on or before March 25, 2014; and $5,000 on or before the 25th day of each month thereafter to and including December 25, 2014, for a total of $75,000. We have made no payments in 2014.

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

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we are also claiming the full value of our customers that were transferred as a result of Utopias actions in October 2012. We are seeking $1,900,000 in damages. Finally, we are claiming substantial additional consequential and punitive damages. These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of December 31, 2013, we have a $350,000 deposit recorded on our balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

ITEM 4.  MINE SAFETY DISCLOSURE

None; Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “LYFE”. We have been eligible to participate in the OTC Bulletin Board since April 12, 2010. The following table sets forth the quarterly high and low bid prices for our common stock for each of the quarters in 2013 and 2012, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2012	$0.14	$0.04
June 30, 2012	$0.12	$0.09
September 30, 2012	$0.09	$0.05
December 31, 2012	$0.08	$0.04
March 31, 2013	$0.11	$0.055
June 30, 2012	$0.0895	$0.04
September 30, 2013	$0.045	$0.006
December 31, 2013	$0.525	$0.016

Holders of Common Stock

As of April 15, 2014, we have 132 stockholders of record and 158,680,059 shares outstanding.

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

capital requirement;

•

prior claims of preferred stock to the extent issued and outstanding; and

•

other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on our common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

2010 Stock Plan

We have reserved for issuance an aggregate of 15,000,000 shares of common stock under the Company’s 2010 Stock Plan (“the Plan”) that was adopted effective January 1, 2010.  We maintain the Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.

The following table presents information concerning outstanding stock options and warrants issued by us as of December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	12,761,000	$0.14	2,239,000
Equity compensation plans not approved by security holders (2)	3,095,000	$0.34	N/A
Total:	15,856,000	$0.18	2,239,000

____________

(1) Includes shares issuable upon exercise of stock options to employees, consultants and directors under the 2010 Stock Plan.

(2) Includes 3,095,000 shares issuable upon exercise of warrants.

For additional information pertaining to our stock option plan, see Note 12 of the notes to our consolidated financial statements.

Recent Sales of Unregistered Securities

On October 17, 2013, we issued 200,000 shares of our common stock valued at $0.023 per share for conversion of a note payable of $5,000 and accrued interest payable of $2,262, recognizing a gain on extinguishment of debt of $2,262.

On October 17, 2013, we issued 680,000 shares of our common stock valued at $0.023 per share for conversion of a note payable of $17,500 and accrued interest payable of $8,895, recognizing a gain on extinguishment of debt of $10,845.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We expect to significantly increase our subscriber base in 2014.  We are currently under contract to provide our Data and Telephony services to 28 MDU properties spanning 6 cities in 2 states.  These properties present a total market opportunity of over 12,000 units.  These contracts can be characterized in one of two ways: bulk, or subscription.  A “bulk” contract allows us to provide services to each and every tenant at the complex.  We currently have 3 bulk contracts with a total customer base of 600. The remaining 25 contracts are “subscription”, meaning we have either an exclusive or non-exclusive marketing contract and/or Right of Entry (ROE) at the property.  Our average penetration rate at the subscription properties is 10%, which represents a tremendous growth opportunity for us.  Further, all of these contracts provide us with the opportunity to extend more services in the future.  We are currently negotiating with some of the country’s largest REIT’s and property management groups to provide services to the properties they own and manage.

Going Concern Uncertainty

Our consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  Our consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has an accumulated deficit through December 31, 2013 of $18,163,515, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In 2013, sources of funding did not materialize as committed, and as a result, we have received insufficient funding to execute our business plan. We have accrued significant liabilities for which we do not have liquidity or committed funding to meet our current obligations.  If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans.  If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2014.

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

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2013 and 2012:

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

December 31, 2012	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$136,116	$-	$-	$136,116
Total Liabilities Measured at Fair Value	$136,116	$-	$-	$136,116

Accounts Receivable

Accounts receivable are recorded at estimated net realizable value, do not bear interest and do not generally require collateral.  We provide an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.   Customer accounts are reviewed and written off as they are determined to be uncollectible. The allowance for doubtful accounts was $72,725 and $91,977 at December 31, 2013 and 2012, respectively.

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

We record revenues on a net basis, which excludes taxes and fees that are collected from the customer to be remitted to the taxing and regulatory agencies.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB ASC 718-10-55.  We measure stock-based compensation at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognize the expense over the period in which the award vests. Option pricing models require the input of highly subjective assumptions, including the expected price volatility and the market price of our common stock during periods of infrequent trades and transactions.  Changes in these assumptions can materially affect the fair value estimate.

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.  At December 31, 2013 and 2012, we have recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty of the net deferred tax assets being realized.  Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Impairment of Long-Lived Assets

Our long-lived assets include costs of internally developed software, costs of rights of entry agreements, and costs of video distribution and content rights.  We assess the related projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We did not impair any projects during the years ended December 31, 2013 and 2012.

Recently Enacted Accounting Pronouncements

No new accounting pronouncements were issued during the year ended December 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our consolidated financial statements.

Results of Operations

Revenues

During years ended December 31, 2013 and 2012, we recorded revenues of $198,413 and $531,531, respectively.  The decline in revenue in 2013 is both a result of the transition in the subscriber base on the properties acquired in June 2011, which initially resulted in a decline of customers, as well as the sale of the UTOPIA customer base in October of 2012.

Direct Costs

Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs. During the years ended December 31, 2013 and 2012, direct costs were $107,083 and

$417,994, respectively.  The decrease in direct costs in 2013 year is a result of the sale of the UTOPIA customer base in October of 2012, as well as a decrease in the subscriber base on the properties acquired in June 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $494,840 to $1,914,598 for the year ended December 31, 2013 from $1,419,758 for the year ended December 31, 2012.  The increase in 2013 is primarily the result of increases in legal fees, salaries and stock compensation, travel and consulting fees, including consulting fees related to our fundraising efforts.

Depreciation and Amortization Expense

Depreciation and amortization expense was $118,072 and $199,212 for the years ended December 31, 2013 and 2012, respectively.  The decrease in 2013 is primarily the result of much of our property and equipment being fully depreciated.  We calculated depreciation expense over short estimated useful lives ranging from three to five years.

Impairment of Goodwill

Goodwill of $233,100 recorded in the acquisition of properties from a telecom and video service provider in June was tested for as of December 31, 2013, and we fully impaired the Goodwill.  As a result, we recorded an impairment of goodwill expense of $233,100 for the year ended December 31, 2013.  We did not record a similar expense during the year ended December 31, 2012.

Other Income (Expense)

Our interest expense was $157,407 and $134,688 for the years ended December 31, 2013 and 2012, respectively.  The increase in interest expense in 2013 is due primarily to the convertible debt to an institutional investor entered into during the latter part of 2012 and in February 2013.  Interest expense -related party was $37,405 and $110,388 for the years ended December 31, 2013 and 2012, respectively. This reduction is attributable to repayments of related party debt.

We reported a gain on extinguishment of debt of $20,068 and $44,378 for the years ended December 31, 2013 and 2012, respectively.  The gains resulted from the reduction of our outstanding notes payable and related accrued interest payable through conversion of debt to shares of our common stock and elimination of related debt discount and derivative liabilities.

For the year ended December 31, 2013 we reported a loss on derivative liability of $574 and for the year ended December 31, 2012, we reported a gain on derivative liability of $2,402.  We estimate the fair value of the derivative for the conversion feature of certain convertible notes payable at the inception of notes and at each reporting date, using the Black-Scholes pricing model.  As changes in the derivative liability are recorded at each reporting date, a gain or loss on derivative liability is recorded.

We reported a loss on disposal of assets of $38,350 for the year ended December 31, 2012.  We had no material disposals of assets during the year ended December 31, 2013, and we did not report either a gain or loss on disposal of assets during 2013.

Net Loss

As a result, we incurred had a net loss of $2,349,758 and $1,742,079 for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements.  Since inception, we have financed our cash flow requirements through issuance of common stock and notes payable.  As we expand our activities, we may, and most likely will, continue to experience negative cash flows from operations, pending growth in our revenues.  Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional debt financing to the extent necessary to augment our working capital.  In the future we need to generate sufficient revenues from product and software sales in order to eliminate or reduce the need to sell additional stock or obtain additional debt.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

As of December 31, 2013, our total current assets were $46,426 and our total current liabilities were $3,953,993, resulting in a working capital deficit of $3,907,567.  As discussed in the notes to our consolidated financial statements, we are currently in default on several notes payable.  We also had an accumulated deficit of $18,163,515 and a total stockholders’ deficit of $3,185,418 at December 31, 2013.

During the year ended December 31, 2013, we used net cash of $700,578 in operating activities as a result of our net loss of $2,349,758, bad debt expense of $19,252, gain on extinguishment of debt of $20,068, increase in prepaid expenses of $25,937, and decreases in payroll and sales tax payable of $2,762 and deferred revenue of $1,370, partially offset by non-cash expenses (excluding bad debt expense and gain on extinguishment of debt) totaling $844,963, decrease in accounts receivable, net of $14,474, and increases in accounts payable of $81,771, accrued liabilities of $729,268 and accrued interest of $48,093.

By comparison, during the year ended December 31, 2012, we used net cash of $640,684 in operating activities as a result of our net loss of $1,742,079, gain on extinguishment of debt of $44,378, gain on derivative liability of $2,402, and decreases in payroll and sales tax payable of $220,207 and deferred revenue of $7,840, partially offset by non-cash expenses totaling $634,560, decreases in accounts receivable, net of $45,518 and other assets of $1,075, and increases in accounts payable of $41,117, accrued expenses of $584,069 and accrued interest of $69,883.

During the years ended December 31, 2013 and 2012, we used $22,342 and $535, respectively, for the purchase of property and equipment.

During the year ended December 31, 2013, we had net cash provided by financing activities of $720,029, comprised of proceeds from notes payable of $47,500 and proceeds from the issuance of common stock of $687,529, partially offset by the payment of debt issuance costs of $2,500 and payment of notes payable of $12,500.

During the year ended December 31, 2012, we had net cash provided by financing activities of $643,000, comprised of proceeds from notes payable of $505,500 and proceeds from the issuance of common of $238,000, partially offset by payment of notes payable of $95,000 and payment of debt issuance costs of $5,500.

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

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  Any decision to modify our business plans would harm our ability to pursue our growth plans.  If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans. If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2014.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company called for by this item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  During its assessment of internal control over financial reporting, our management identified the following as of December 31, 2013.

We have an inadequate number of accounting and administrative personnel to properly implement control procedures and segregate key duties over the following:

•

Maintenance of records that in reasonable detail and in all instances accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Recording of transactions in sufficient detail and with supporting documentation in all instances to ensure that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Utilization of quarterly and year-end closing procedures to allow for the timely preparation of financial statements in accordance with generally accepted accounting principles.

In the aggregate, we believe these deficiencies represent a material weakness, which is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We are committed to improving our internal controls and will: (1) consider the use of third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

We deem it important to note that a material weakness suggests that a misstatement could occur.  We also note that there were no instances of a material misstatement in our financial statements for the year ended December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Other than those matters discussed above, during the quarter ended December 31, 2013, there has been no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Garrett Daw	37	Chief Executive Officer	12/31/13
		Chief Accounting Officer
		Director	1/1/2010
Gregory Smith	41	Director	1/1/2010
		Former Chief Executive Officer
Robert Bryson	54	Director	3/28/2011

Garrett Daw, 37, Chief Executive Officer and Director:

Effective December 31, 2013, Garrett Daw assumed the role of Chief Executive Officer of the Company. Previously from January 1, 2010 to December 31, 2013, Mr. Daw served as Executive Vice President of Business Development.  Mr. Daw has more than 12 years in sales, management, and business development.  Prior to co-founding Connected Lyfe, he was Vice President of Business Development at Infinidi Media a specialty content IPTV service.  Before Infinidi, he owned and operated his own Dish Network and DirecTV satellite dealership where he recruited, hired, trained and managed several hundred direct sales reps. He was one of Dish Network’s and DirecTV’s Top 50 Dealers in the U.S.  He also served as Vice President of Sales at USDTV where he oversaw all sales activities, and managed distribution relationships with companies such as WalMart and RC Willey.  He was responsible for building and managing a sales force of over 350 associates in 3 states.  Mr. Daw also has extensive experience in real estate development, and residential and commercial construction.  As a Senior Project Manager at Daw Inc., he managed projects from $1,000,000 to $15,000,000 for clients such as Novell, NuSkin, Amoco BP, and the Salt Lake Olympic Committee.  Mr. Daw graduated from the University of Utah where he earned a double major in Economics and Political Science.

Gregory Smith, 41, Director:

Gregory Smith resigned as Chief Executive Officer of the Company on December 31, 2013, a position he held since March 28, 2011.  Mr. Smith continues as a Director of the Company.  Mr. Smith has more than 15 years of technology and product development experience in digital media. Before co-founding Connected Lyfe, he was the Chief Technology Officer at DG FastChannel, where he directed its product innovation through a new broadcaster distribution network for advertisements and syndication. Prior to that, he was the Chief Technology Officer at Move Networks. A digital media technologies and services company, Move created the world’s first adaptive streaming protocol for video.  He also served as VP of Technologies and Products and VP of Sales at All Media Guide, a business-to-business provider of descriptive entertainment media technology. Additionally, Mr. Smith was the Senior Product Manager and Director of Technologies at Edgix and was also part of the Business Development and Product Teams at PanAmSat and Space Systems/Loral. Mr. Smith earned bachelor degrees in Aerospace and Mechanical

Engineering at Princeton University and continued studies in Control Theory and Advanced Dynamics at Stanford University.

Robert Bryson, 54, Director:

Robert Bryson resigned as Executive Vice President of Business Development of the Company on December 31, 2013.  Mr. Bryson continues as a Director of the Company.  He has more than 26 years experience in telecom, technology, and media, business development, sales, and marketing.  Mr. Bryson co-founded Connected Lyfe to accelerate the delivery of the next generation of television, serving the demands of consumers to view, share, and manage their television from any device at any time and location, fully integrated with their connected lives.  Prior to founding Connected Lyfe, he was SVP of sales and business development at Digital Smiths, responsible for corporate development, strategic partnerships, and developing customer relationships.  Before joining Digital Smiths, he was SVP of sales and business development at Move Networks, where he led all sales and business development as well as the commercial deals and strategic relationships with Disney ABC Television Group, ESPN Media Networks, Fox Interactive Media, My Space, Fox Broadcasting, the CW Network, Warner Brothers, and Televisa.  Previously, he served as SVP of sales and marketing for Knowledge Universe and I-Link, and as SVP of business development for Media Station.  He also held senior management positions with Novell and IBM/Rolm Systems.

Family Relationships

There are no family relationships among any of our officers or directors.

Election of Directors and Officers

Directors are elected to serve for a one year term and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Corporate Governance

We currently do not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Until formal committees are established, our entire Board of Directors perform the same functions as an audit, nominating and compensation committee.

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

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Management makes decisions regarding the non-equity compensation of other employees of the Company.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended December 31, 2013 and 2012.

					Non-Equity
Name and Principal				Stock	Incentive Plan	All Other
Positions	Year	Salary	Bonus	Awards	Compensation	Compensation(1)	Total

Garrett Daw
Chief Executive Officer and	2013	$175,000	$ -	$ -	$ -	$ 15,000	$ 190,000
Chief Accounting Officer	2012	$175,000	$ -	$ -	$ -	$ -	$ 175,000

Gregory Smith	2013	$225,000	$ -	$ -	$ -	$ -	$ 225,000
Former Chief Executive Officer	2012	$225,000	$ -	$ -	$ -	$ -	$ 225,000

Robert Bryson	2013	$250,000	$ -	$ -	$ -	$ -	$ 250,000
Former EVP Business Development	2012	$250,000	$ -	$ -	$ -	$ -	$ 250,000

(1) Other compensation for Garret Daw in 2013 consisted of consulting fees paid through a related party.

Employment Agreements and Payments Upon Termination

Garrett Daw, our Chief Executive Officer and Chief Accounting officer has an employment agreement with the Company that expires December 31, 2015 and that requires the payment of an annual salary of $175,000 per month.  In accordance with the terms of the employment agreement, the Company would have been required to make defined termination payments to Mr. Daw totaling $350,000, plus accrued and unpaid salaries of $539,583 as of December 31, 2013.

Messrs. Smith and Bryson previously had employment agreements for annual salaries of $225,000 and $250,000, respectively.  The employment agreements of Messrs. Smith and Bryson were terminated on December 31, 2013 upon their resignations.  The Board of Directors will seek shareholder approval for a negotiated settlement of outstanding accrued compensation owed to Messrs. Smith and Bryson, which totaled $583,333 and $721,875, respectively, at December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the share holdings of our officers and directors and beneficial owners owning in excess of 5% of our outstanding voting securities as of March 26, 2014, based upon 158,680,059 shares of our common stock outstanding on such date:

Security Ownership of Beneficial Owners

	Name and Address of		Percent of
Title of Class	Beneficial Owner (1)	Amount	Class

Officers and Directors:
Common Stock	Robert Bryson	14,683,000	9.3%
Common Stock	Gregory Smith	15,086,055	9.5%
Common Stock	Garrett Daw	15,000,000	9.5%

Common Stock	Officers and Directors as a group (3 individuals)	44,769,055	28.2%

Common Stock	Keith Cornelison	8,842,857	5.6%

(1)	Each Parties’ address is in care of the Company at P.O Box 961026 South Jordan, Utah 84095.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants for those individuals listed in the above table.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On May 28, 2010 the Company entered into a short-term note payable of $175,000 with a former officer and current director of the Company.  The note had a 60-day maturity and 9% interest rate. As of December 31, 2013 and 2012, the Company had accrued $62,755 and $43,124 in interest on the note payable, respectively, and recorded $19,631 and $18,010 in interest expense for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and the date of filing this report, the Company is in default as no payments have been made on the note.

On February 16, 2011 an officer of the Company loaned the Company $100,000 bearing an interest rate of 12%.  The note matured on February 16, 2012.  As of December 31, 2013 and 2012, the Company had accrued $38,503 and $23,663 in interest payable, respectively, and recorded $14,840 and $13,250 in interest expense for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and the date of filing this report, the Company is in default as no payments have been made on the note.

On February 28, 2012 an officer of the Company loaned the Company $15,000 bearing an interest rate of 12%.  The note matured on August 28, 2012.  During 2013, the Company made payments totaling $12,500 on the note.  As of December 31, 2013 and 2012, the Company had accrued $2,641 and $1,513 in interest payable, respectively, and recorded $1,128 and $1,513 in interest expense for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and the date of filing this report, the Company is in default as no payments have been made on the note.

On December 31, 2012 an officer of the Company loaned the Company $15,000 and entered into a convertible promissory note with an interest rate of 12%.  The note is convertible into shares of the Company’s common stock at a conversion rate of 10% discount to the previous three-day trading average price per share and has a maturity date of May 31, 2013.  The Company recorded a debt discount of $8,898 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the five- month life of the note.  During 2013 total amortization was recorded to interest expense in the amount of $8,898 resulting in a debt discount of $0 at December 31, 2013.  Also during 2013, interest expense of $1,806 was accrued on the note, resulting in interest payable of $1,806 at December 31, 2013.  As of December 31, 2013 and the date of filing this report, the Company is in default as no payments have been made on the note.

During the year ended December 31, 2013, we paid consulting fees totaling $30,000 to Denarius, LLC, a company partially owned by our Chief Executive Officer.  Of this amount, $15,000 was paid as consulting fees to our Chief Executive Officer.

During the years ended December 31, 2013 and 2012, we paid an employee an allowance for rent and utilities totaling $13,500 and $12,000, respectively.

As of December 31, 2013 and 2012, accounts payable included amounts payable to employees, management and directors totaling $127,951 and $50,420, respectively.

As of December 31, 2013 and 2012, accrued salaries to our officers and directors totaled $1,844,791 and $1,194,792, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$55,100	$50,500
Audit-related Fees	$-	$-
Tax Fees	$1,330	$-
All Other Fees	$-	$-
Total Fees	$56,430	$50,500

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

LYFE Communications, Inc.

Date:	April 15, 2014	By:	/s/Garrett Daw
Garrett Daw
Chief Executive Officer Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LYFE Communications, Inc.

Date:	April 15, 2014	By:	/s/Garrett Daw
Garrett Daw
Chief Executive Officer and Director

Date:	April 15, 2014	By:	/s/Gregory Smith
Gregory Smith
Chairman of the Board

Date:	April 15, 2014	By:	/s/Robert Bryson
Robert Bryson
Director

LYFE Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LYFE Communications, Inc.

South Jordan, Utah

We have audited the accompanying consolidated balance sheets of LYFE Communications, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LYFE Communications, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses since inception, has not established operations with consistent revenue streams and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2014

LYFE Communications, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012

Assets
Current assets:
Cash	$ 2,590	$ 5,481
Accounts receivable, net of allowances of $72,725 and $91,977, respectively	17,899	13,121
Prepaid expenses	25,937	-
Total current assets	46,426	18,602

Property and equipment, net	51,338	136,668
Intangible assets, net	308,861	319,261
Other assets	361,950	361,950
Goodwill	-	233,100
Debt issuance costs	-	4,383
Total assets	$ 768,575	$ 1,073,964

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 860,683	$ 878,970
Accounts payable – related party	127,951	50,420
Accrued payroll and related expenses	2,341,800	1,629,300
Deferred revenue	6,372	7,742
Payroll and sales taxes payable	31,807	34,569
Notes payable	126,105	167,309
Notes payable – related party	292,500	296,102
Interest payable	49,595	38,907
Interest payable – related party	105,705	68,300
Derivative liability	11,475	136,116
Total current liabilities	3,953,993	3,307,735
Total liabilities	3,953,993	3,307,735

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 139,180,059 and 101,884,087 shares issued and outstanding, respectively	139,180	101,884
Additional paid-in capital	14,838,917	13,478,102
Accumulated deficit	(18,163,515)	(15,813,757)
Total stockholders’ deficit	(3,185,418)	(2,233,771)
Total liabilities and stockholders’ deficit	$ 768,575	$ 1,073,964

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012

Revenues	$ 198,413	$ 531,531

Operating costs and expenses:
Direct costs	107,083	417,994
Selling, general and administrative	1,914,598	1,419,758
Depreciation and amortization	118,072	199,212
Impairment of goodwill	233,100	-
Total operating costs and expenses	2,372,853	2,036,964

Loss from operations	(2,174,440)	(1,505,433)

Other income (expense):
Interest expense	(157,407)	(134,688)
Interest expense – related party	(37,405)	(110,388)
Gain on extinguishment of debt	20,068	44,378
Gain (loss) on derivative liability	(574)	2,402
Loss on disposal of assets	-	(38,350)
Total other expense	(175,318)	(236,646)

Loss before income taxes	(2,349,758)	(1,742,079)
Provision for income taxes	-	-

Net loss	$ (2,349,758)	$ (1,742,079)

Loss per share – basic and diluted	$ (0.02)	$ (0.02)

Weighted average shares outstanding – basic and diluted	122,284,555	90,105,051

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Stockholders’ Deficit

Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	80,628,094	$ 80,628	$ 12,264,162	$ (14,071,678)	$ (1,726,888)

Common stock issued for cash	2,304,286	2,304	235,696	-	238,000
Common stock issued for services	700,000	700	57,300	-	58,000
Common stock issued for accounts payable	3,129,897	3,130	148,245	-	151,375
Common stock issued for conversion of notes payable	15,121,810	15,122	593,380	-	608,502
Stock-based compensation	-	-	179,319	-	179,319
Net loss	-	-	-	(1,742,079)	(1,742,079)

Balance, December 31, 2012	101,884,087	101,884	13,478,102	(15,813,757)	(2,233,771)

Common stock issued for cash	25,190,245	25,190	662,339	-	687,529
Common stock issued for services	1,375,000	1,375	105,125	-	106,500
Common stock issued for accounts payable	375,450	376	22,151	-	22,527
Common stock issued for conversion of notes payable	10,355,277	10,355	303,961	-	314,316
Stock-based compensation	-	-	267,239	-	267,239
Net loss	-	-	-	(2,349,758)	(2,349,758)

Balance, December 31, 2013	139,180,059	$ 139,180	$ 14,838,917	$ (18,163,515)	$ (3,185,418)

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (2,349,758)	$ (1,742,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	118,072	199,212
Bad debt expense	(19,252)	-
Impairment of goodwill	233,100	-
Amortization of debt discount	112,595	158,562
Amortization of debt issuance costs	6,883	1,117
Common stock issued for services	106,500	58,000
Stock-based compensation expense	267,239	179,319
Gain on extinguishment of debt	(20,068)	(44,378)
(Gain) loss on derivative liability	574	(2,402)
Loss on disposal of assets	-	38,350
Changes in assets and liabilities:
Accounts receivable, net	14,474	45,518
Prepaid expenses	(25,937)	-
Other assets	-	1,075
Accounts payable	81,771	41,117
Payroll and sales taxes payable	(2,762)	(220,207)
Deferred revenue	(1,370)	(7,840)
Accrued payroll and related expenses	729,268	584,069
Accrued interest	48,093	69,883
Net cash used in operating activities	(700,578)	(640,684)

Cash flows from investing activities:
Purchases of property and equipment	(22,342)	(535)
Net cash used in investing activities	(22,342)	(535)

Cash flows from financing activities:
Proceeds from notes payable	47,500	385,500
Proceeds from notes payable – related party		120,000
Debt issuance costs	(2,500)	(5,500)
Payment of notes payable	(12,500)	(95,000)
Proceeds from issuance of common stock	687,529	238,000
Net cash provided by financing activities	720,029	643,000

Net increase (decrease) in cash	(2,891)	1,781
Cash at beginning of year	5,481	3,700
Cash at end of year	$ 2,590	$ 5,481

See accompanying notes to consolidated financial statements

LYFE Communications, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

1.  Business

The business of LYFE Communications, Inc. (the “Company”) is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

Use of Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Generally, matters subject to estimation and judgment include amounts related to asset impairment, useful lives of fixed assets, capitalization of costs for software developed for internal use, and derivative liabilities.  Actual results may differ from estimates provided.

Principles of Consolidation

The consolidated financial statements include the accounts of LYFE Communications, Inc. and its wholly owned subsidiary, Connected Lyfe, Inc.  All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  As of December 31, 2013 and 2012, the Company had no cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

We rely on terms with our suppliers to continue to provide access to telecommunication services. Ygnition Networks provided the services to manage and operate properties acquired in the acquisition of properties on June 1, 2011 and provided billing functions for customers on the UTOPIA network until the sale of those customers on October 10, 2012.  We relied on Ygnition’s ability to continue to manage and supply data and phone services to those properties through September 30, 2013.  As of December 31, 2013 and 2012, there was $37,077 and $6,807 of accounts receivable from Ygnition for the income from the managed properties and no amounts payable to Ygnition.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2013 and 2012:

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

December 31, 2012	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$136,116	$-	$-	$136,116
Total Liabilities Measured at Fair Value	$136,116	$-	$-	$136,116

Accounts Receivable

Accounts receivable are recorded at estimated net realizable value, do not bear interest and do not generally require collateral.  The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Customer accounts are reviewed and written off as they are determined to be uncollectible.  The allowance for doubtful accounts was $72,725 and $91,977 at December 31, 2013 and 2012, respectively.

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

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.  The resulting gain or loss is included in the determination of net income (loss) in the period incurred.  Depreciation expense on property and equipment was $107,672 and $188,812, for the years ended December 31, 2013, and 2012, respectively.

Intangible Assets

Intangible assets include internally developed software.  We account for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  We record our internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  We capitalize the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  We did not capitalize any development costs related to the application development of the next generation video systems in the years ended December 31, 2013 and 2012. We will begin amortizing internally developed software when it is placed into service and will amortize the costs on a straight-line basis over the estimated useful life, as determined by management.  As of December 31, 2013 and 2012, the software has not been placed in service, no amortization has been recorded, and the software is recorded at cost of $282,861.  We assess the projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We did not impair any projects during the years ended December 31, 2013 and 2012.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider in June 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes.  The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five-year period with options to renew at the end of the period.  The right of entry agreements were recorded at their estimated fair value of $52,000 and amortized over a five-year life on a straight-line basis.  Accumulated amortization of rights of entry was $26,000 and $15,600 as of December 31, 2013 and 2012.  Future amortization of rights of entry is $10,400 in 2014, $10,400 in 2015 and $5,200 in 2016.  We assess the agreements for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the properties that the agreements cover are no longer providing contribution margin.  We did not impair any agreements during the years ended December 31, 2013 and 2012.

Other Assets

Other assets at December 31, 2013 and 2012 include payments of $350,000 made under a Video Systems Agreement for video distribution and content rights, as well as payments of $11,950 made for other separate security deposits.  The Video Systems Agreement is currently in dispute as further discussed in Note 16.  We assess the other assets for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the assets are no longer providing or have the potential to provide contribution margin.  We did not impair any agreements during the years ended December 31, 2013 and 2012.

Goodwill

Goodwill was recorded in the acquisition of properties from a telecom and video service provider  on June 1, 2011 for $233,100 and was equal to the excess of the purchase price over the fair value of the net assets acquired.  Goodwill was tested for impairment annually as of December 31, and the Company fully impaired the Goodwill at December 31, 2013.

Debt Issuance Costs

The Company amortizes debt issuance costs on a straight-line basis over the life of the related notes payable.

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

Taxes

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.  At December 31, 2013 and 2012, management has recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty of the net deferred tax assets being realized.  Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.

The Company has accrued for unremitted payroll taxes, employee withholdings, and sales taxes due to various state and federal agencies along with accrued interest and penalties on the amounts outstanding as of December 31, 2013 and 2012 for $31,807 and $34,569, respectively.

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

The Company records revenues on a net basis, which excludes taxes and fees that are collected from the customer to be remitted to the taxing and regulatory agencies.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718-10-55.  The Company measures stock-based compensation at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognizes the expense over the period in which the award vests.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility and the market price of the Company’s stock during periods of infrequent trades and transactions.  Changes in these assumptions can materially affect the fair value estimate.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $8,910 and $9,561 of advertising expense during the years ended December 31, 2013 and 2012, respectively.

Income (Loss) Per Common Share

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted income (loss) per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Since the Company had no dilutive effect of stock options and warrants for the years ended December 31, 2013 and 2012, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.  Options and warrants to purchase a total of 15,856,000 and 11,356,000 common shares were outstanding and potentially dilutive at December 31, 2013 and 2012, respectively.  In addition, our convertible note payable was convertible into 525,193 and 238,095 common shares at December 31, 2013 and 2012, respectively.

Recently Enacted Accounting Pronouncements

No new accounting pronouncements were issued during the year ended December 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our consolidated financial statements.

3. Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has an accumulated deficit through December 31, 2013 of $18,163,515, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In 2013, sources of funding did not materialize as committed, and as a result, we have received insufficient funding to execute our business plan. We have accrued significant liabilities for which we do not have liquidity or committed funding to meet our current obligations.  If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans.  If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2014.

4.  Property and Equipment

Property and equipment consisted of the following at December 31:

	2013	2012

Computer equipment	$ 519,076	$ 496,733
Furniture and fixtures	2,824	2,824
Software	9,196	9,196
	531,096	508,753
Less accumulated depreciation	(479,758)	(372,085)

Property and equipment, net	$ 51,338	$ 136,668

5.  Debt Issuance Costs

During the years ended December 31, 2013 and 2012, the Company had the following activity in its debt issuance costs:

Fees paid on October 2012 convertible note	$ 2,500
Fees paid on November 2012 convertible note	3,000
5,500
Amortization	(1,117)

Balance, December 31, 2012	4,383
Fees paid on February 2013 convertible note	2,500
Amortization	(6,883)

Balance, December 31, 2013	$ -

6.  Notes Payable

Our notes payable are unsecured and consisted of the following at December 31:

	2013	2012

Convertible note payable with interest at 18% per annum, convertible into shares of common stock at a price of $0.70 per share, currently in default	$ 50,000	$ 50,000
Convertible note payable with interest at 8% per annum, convertible along with accrued interest into shares of common stock at a price equal to 50% of the market price on the date of conversion, currently in default	5,000	5,000
Convertible note payable with interest at 8% per annum, convertible into shares of common stock at a price equal to $0.02 per share, currently in default	65,000	65,000
Convertible note payable to an institutional investor, dated October 16, 2012, converted to common stock in 2013	-	53,000
Convertible note payable to an institutional investor, dated November 29, 2012, converted to common stock in 2013	-	37,500
Other short-term notes payable with interest ranging from 12% to 18% per annum, converted to common stock in 2013	-	22,500
Beneficial conversion feature on convertible note payable	6,105	5,000
Discount on convertible notes payable to institutional investor	-	(70,691)

	$ 126,105	$ 167,309

We had three convertible notes payable to an institutional investor: $53,000 dated October 22, 2012; $37,500 dated November 29, 2012; and $47,500 dated February 5, 2013.  During the year ended December 31, 2013, each of these convertible notes payable was converted in full into shares of our common stock along with accrued interest payable totaling $5,520.  We recognized a total gain on extinguishment of debt of $6,560 on these transactions.  For each of these convertible notes payable, we recorded debt issuance costs, a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of each respective note on a straight-line basis.  The total discount on these convertible notes payable was $0 and $70,691 at December 31, 2013 and 2012, respectively.

The convertible note payable to an institutional investor for $47,500 was dated February 5, 2013, bore interest at 8% per annum, and matured November 5, 2013.  The note was convertible after the first 180 days into common stock of the Company at a price equal to 58% of the average of the lowest 5 trading days during the 10-day trading period ending the trading day prior to the conversion date.

During the year ended December 31, 2013, we had notes payable totaling $22,500 with accrued interest payable totaling $11,248 that were converted in full into 880,000 shares of our common stock.  We recognized a total gain on extinguishment of debt of $13,508 on these transactions.

We have recorded a liability for the beneficial conversion feature attributed to the $5,000 note payable that is convertible into shares of our common stock at a price equal to 50% of the market price, and recognized this amount as interest expense.  The liability was $6,105 and $5,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, accrued interest payable on notes payable was $49,595 and $38,907, respectively.

7.  Notes Payable – Related Party

Our notes payable – related party are unsecured and consisted of the following at December 31:

	2013	2012
Note payable to a former officer of the Company, with interest at 9% per annum, currently in default	$ 175,000	$ 175,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	100,000	100,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	2,500	15,000
Convertible note payable to an officer of the Company, with interest at 12% per annum, convertible into shares of common stock at a discount of 10% to the previous three day average market price, currently in default	15,000	15,000
Discount on convertible note payable to officer	-	(8,898)

	$ 292,500	$ 296,102

For the convertible note payable to an officer, we recorded a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of the note on a straight-line basis.  The discount on this convertible note payable was $0 and $8,898 at December 31, 2013 and 2012, respectively.

Interest payable – related party was $105,705 and $68,300 at December 31, 2013 and 2012, respectively.

8.  Derivative Liability

During the years ended December 31, 2013 and 2012, we had the following activity in the accounts related to our convertible notes payable:

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability

Derivative liability at inception of new convertible debt	$ 261,962	$ (257,873)	$ 4,089
Conversion of convertible debt	(119,355)	69,092	-
Loss on derivative liability	(6,491)	-	(6,491)
Amortization of debt discount to interest expense	-	118,090	-

Balance at December 31, 2012	136,116	(70,691)	$ (2,402)
Derivative liability at inception of new convertible debt	56,945	(47,500)	$ (9,445)
Conversion of convertible debt	(172,715)	15,599	-
Loss on derivative liability	(8,871)	-	8,871
Amortization of debt discount to interest expense	-	102,592	-

Balance at December 31, 2013	$ 11,475	$ -	$ (574)

We estimated the fair value of the derivative for the conversion feature for the convertible note payable to an officer at December 31, 2013 using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.10%
Expected life in years	0.41
Dividend yield	0%
Expected volatility	294.8%

9.  Employment Agreements

We have had employment agreements with certain of our executive officers providing for severance payments in the event of termination of their employment without cause.  Two of our executive officers resigned effective December 31, 2013.  If our remaining executive officer were terminated as of December 31, 2013, the Company would have been required to make payments totaling $350,000, plus accrued and unpaid salaries as of December 31, 2013 of $539,583.  However, no obligations for severance payments were accrued at December 31, 2013 and 2012.

10.  Stockholders’ Deficit

During the year ended December 31, 2013, we issued a total of 37,295,972 common shares, including  25,190,245 shares for cash proceeds of $687,529, 375,450 shares for accounts payable of $22,527, 1,375,000 shares for services valued at $106,500, and 10,355,277 shares for payment of notes payable of $160,500 and accrued interest of $16,768, reduction in debt discount of $15,598, reduction in derivative liability of $172,714 and gain on extinguishment of debt of $20,068.

During the year ended December 31, 2012, we issued a total of 21,255,993 common shares, including 700,000 shares for services valued at $58,000, 2,304,286 shares for cash proceeds of $238,000, 3,129,897 shares for accounts payable of $151,375, with a gain on extinguishment of debt of $9,760, and 15,121,810 shares for payment of accounts payable of $9,850, notes payable of $493,600, accrued interest of $24,357, reduction of debt discount of $27,972, reduction in derivative liability of $119,355 and a gain on extinguishment of debt of $10,688.

11.  Warrants

During the year ended December 31, 2013, we issued warrants to purchase 2,000,000 shares of our common stock in connection with a portion of the shares of our common stock we issued for services provided to the Company.  Of the 2,000,000 warrants issued, 1,000,000 warrants have an exercise price of $0.40 per share with a two year expiration and immediate vesting, and 1,000,000 warrants have an exercise price of $0.20 per share with a one year expiration and immediate vesting.  We estimated the value of the warrants granted at $58,892 using the Black-Scholes option-pricing model and have included this amount in selling, general and administrative expenses.  As of December 31, 2013, no warrants have been exercised.

We estimated the grant date fair value of the warrants using the Black-Scholes option-pricing model with the following range of assumptions:

Risk-free interest rate	0.15 - 0.27%
Expected life in years	1.0 – 2.0
Dividend yield	0%
Expected volatility	113.86 – 201.39%

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below:

	Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2011	1,095,000	$0.41
Granted	-
Expired/Cancelled	-
Exercised	-
Outstanding, December 31, 2012	1,095,000	$0.41	1.71	$-
Granted	2,000,000	$0.30	0.50	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, December 31, 2013	3,095,000	$0.34	0.58	$-
Exercisable, December 31, 2013	3,095,000	$0.34	0.58	$-

The intrinsic values as of December 31, 2013 are based on a December 31, 2013 closing market price of our common stock of $0.0330 per share.

12.  Stock-Based Compensation

On January 1, 2010, our board of directors approved a stock plan known as the 2010 Stock Plan (the “Plan”). The Plan reserves up to 15,000,000 shares of the Company’s authorized common stock for issuance to officers, directors, employees and consultants under the terms of the Plan. The Plan permits the board of directors to issue stock options and restricted stock.  The stock options granted were valued based on the Black-Scholes option-pricing model.

Share-based compensation expense included in general and administrative expenses totaled $267,239 and $179,319 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, we had $96,518 in unrecognized share-based compensation expense related to non-vested stock options granted under the Plan.

During the year ended December 31, 2013, we estimated the grant date fair value of the options using the Black-Scholes option pricing model with the following range of assumptions:

Risk-free interest rate	0.55 - 0.64%
Expected life in years	4.0
Dividend yield	0%
Expected volatility	157.69 – 158.18%

A summary of stock option activity for the years ended December 31, 2013 and 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2011	13,267,000	$0.20	2.56	$-
Granted	-	$-	-	-
Expired/Cancelled	(3,006,000)	$0.20	-	-
Exercised	-	$-	-	-

Outstanding, December 31, 2012	10,261,000	$0.16	2.20	$112,200
Granted	2,500,000	$0.06	3.40	-
Expired/Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, December 31, 2013	12,761,000	$0.14	1.58	$-
Exercisable, December 31, 2013	8,985,234	$0.15	1.35	$-

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing market price of our common stock on December 31, 2013 of $0.0330 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

13.  Related Party Transactions

As detailed in Note 7, we have a note payable to a former officer and three notes payable to a current officer of the Company totaling $292,500 and $296,102 at December 31, 2013 and 2012, respectively.  Accrued interest payable on these notes payable to related parties totaled $105,705 and $68,300 at December 31, 2013 and 2012, respectively.

Interest expense on notes payable to related parties totaled $37,405 and $110,388 for the years ended December 31, 2013 and 2012, respectively.  Interest expense in 2012 included amortization of debt discount of $72,669 for a convertible note payable to related party of $90,000 that was converted, along with accrued interest of $4,946 into 2,434,524 shares of our common stock.

During the year ended December 31, 2013, we paid consulting fees totaling $30,000 to a company partially owned by our Chief Executive Officer.  Of this amount, $15,000 was paid as consulting fees to our Chief Executive Officer.

During the years ended December 31, 2013 and 2012, we paid an employee an allowance for rent and utilities totaling $13,500 and $12,000, respectively.

As of December 31, 2013 and 2012, accrued salaries to our officers and directors totaled $1,844,791 and $1,194,792, respectively.

As of December 31, 2013 and 2012, accounts payable included amounts payable to employees, management and directors of $127,951 and $50,420, respectively.

14.  Income Taxes

Net deferred tax assets consist of the following components at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carryover	$ 3,320,300	$ 2,918,500
Allowance for doubtful accounts	28,400	35,900
Related party accruals	41,200	145,600
Accrued compensated absences	11,300	11,300
Accrued payroll	902,000	624,200
Depreciation and amortization	189,000	147,900
Valuation allowance	(4,492,200)	(3,883,400)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to loss before income taxes for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Loss before income taxes	$ (916,400)	$ (679,400)
Meals and entertainment	12,800	300
Other non-deductible expenses	181,600	91,600
Depreciation	37,900	(30,700)
Allowance for doubtful accounts	(7,500)	20,500
Related party accruals	14,600	24,500
Changes in accrued payroll	277,900	271,900
Changes in accrued compensated absences	-	(30,500)
Disposal of assets	-	(9,500)
Valuation allowance	399,100	341,300

	$ -	$ -

At December 31, 2013, the Company had net operating loss carryforwards of approximately $8,514,000 that may be offset against future taxable income from the year 2014 through 2033.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit that would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

15.  Supplemental Statement of Cash Flows Information

During the years ended December 31, 2013 and 2012, we paid no amounts for income taxes.

During the years ended December 31, 2013 and 2012, we paid no amounts for interest.

During the year ended December 31, 2013, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accounts payable of $22,527.

•

Issued common stock in payment of notes payable of $160,500 and interest payable of $16,768, decrease in debt discount of $15,598 and decrease in derivative liability of $172,714.

•

Increased derivative liability and debt discount by $47,500.

During the year ended December 31, 2012, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accounts payable of $151,375.

•

Issued common stock in payment of accounts payable of $9,850, notes payable of $493,600 and interest payable of $24,357, decrease in debt discount of $27,972 and decrease in derivative liability of $119,355.

16.  Legal Matters and Contingencies

Vendors

On June 15, 2011, we received a default judgment from the State of Michigan Judicial Court in conjunction with the default on lease payments to a landlord.  The judgment was for $191,160, which was recorded as a liability. We entered into a settlement with the landlord for $75,000 on November 15, 2011.  As of December 31, 2013, we have satisfied the outstanding liability.

Siegfried and Jensen

On September 26, 2012, we received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $0.70.  Throughout the duration of the note, we have tried several times to reach out to Siegfried & Jensen to settle this debt.  We have offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, we filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  In February 2014, the parties reached a settlement requiring the Company to make the following payments: $10,000 upon execution of the settlement; $15,000 on or before February 24, 2014; $5,000 on or before March 25, 2014; and $5,000 on or before the 25th day of each month thereafter to and including December 25, 2014, for a total of $75,000.   We have made no payments in 2014.

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

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations. We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000. Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages. Further, we are also claiming the full value of our customers that were transferred as a result of Utopia’s actions in October 2012.  We are seeking $1,900,000 in damages.  Finally, we are claiming substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of December 31, 2013, we have a $350,000 deposit recorded on the balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

17.  Subsequent Events

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We identified the following subsequent events that we believe require disclosure:

In January 2014, we received $50,000 proceeds from a short-term note payable.  The note payable was repaid in April 2014.

In February 2014, we issued 2,000,000 shares of our common stock for cash of $20,000.

In March 2014, we issued a total of 17,500,000 shares of our common stock for cash of $200,000.