Form 10-Q
period 2014-03-31
LYFE Communications, Inc.
filed 2014-05-20
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 20, 2014 – 158,680,059 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Form 10-Q Index

Quarter Ended March 31, 2014

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LYFE Communications, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$ 106,330	$ 2,590
Accounts receivable, net of allowance of $72,725	15,345	17,899
Prepaid expenses	21,756	25,937
Total current assets	143,431	46,426

Property and equipment, net	30,176	51,338
Intangible assets, net	306,261	308,861
Other assets	361,950	361,950
Total assets	$ 841,818	$ 768,575

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 853,799	$ 860,683
Accounts payable – related party	89,307	127,951
Accrued payroll and related expenses	2,381,405	2,341,800
Deferred revenue	1,696	6,372
Payroll and sales taxes payable	31,874	31,807
Notes payable	176,225	126,105
Notes payable – related party	292,500	292,500
Interest payable	55,712	49,595
Interest payable – related party	115,729	105,705
Derivative liability	13,014	11,475
Total current liabilities	4,011,261	3,953,993
Total liabilities	4,011,261	3,953,993

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 158,680,059 and 139,180,059 shares issued and outstanding, respectively	158,680	139,180
Additional paid-in capital	15,047,846	14,838,917
Accumulated deficit	(18,375,969)	(18,163,515)
Total stockholders’ deficit	(3,169,443)	(3,185,418)
Total liabilities and stockholders’ deficit	$ 841,818	$ 768,575

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$ 28,568	$ 51,532

Operating costs and expenses:
Direct costs	-	50,704
Selling, general and administrative	199,459	628,100
Depreciation and amortization	23,762	37,233
Total operating costs and expenses	223,221	716,037

Loss from operations	(194,653)	(664,505)

Other income (expense):
Gain (loss) on derivative liability	(1,539)	4,930
Interest expense	(16,262)	(65,858)
Total other expense	(17,801)	(60,928)

Loss before income taxes	(212,454)	(725,433)
Provision for income taxes	-	-

Net loss	$ (212,454)	$ (725,433)

Loss per share – basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding – basic and diluted	143,635,615	93,536,423

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$ (212,454)	$ (725,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	23,762	37,233
Amortization of debt discount	120	44,381
Amortization of debt issuance costs	-	2,266
Common stock issued for services	-	106,500
Share-based compensation expense	8,429	105,559
Loss (gain) on derivative liability	1,539	(4,930)
Changes in assets and liabilities:
Accounts receivable, net	2,554	9,129
Prepaid expenses	4,181	-
Accounts payable	(45,528)	(632)
Payroll and sales tax payable	67	(3,356)
Deferred revenue	(4,676)	(873)
Accrued payroll and related expenses	39,605	178,125
Accrued interest	16,141	17,821
Net cash used in operating activities	(166,260)	(234,210)

Cash flows from investing activities:
Purchases of property and equipment	-	(4,710)
Net cash used in investing activities	-	(4,710)

Cash flows from financing activities:
Proceeds from notes payable	50,000	47,500
Debt issuance costs	-	(2,500)
Payment of notes payable – related party	-	(9,000)
Proceeds from issuance of common stock	220,000	363,500
Net cash provided by financing activities	270,000	399,500

Net increase in cash	103,740	160,580
Cash at beginning of period	2,590	5,481
Cash at end of period	$ 106,330	$ 166,061

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

1.  Business

The business of LYFE Communications, Inc. (the “Company”) is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

All cash, accounts payable and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at March 31, 2014 and December 31, 2013:

March 31, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$13,014	$-	$-	$13,014
Total Liabilities Measured at Fair Value	$13,014	$-	$-	$13,014

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

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

3. Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has an accumulated deficit through March 31, 2014 of $18,375,969, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.  Property and Equipment

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013

Computer equipment	$ 519,076	$ 519,076
Furniture and fixtures	2,824	2,824
Software	9,196	9,196
	531,096	531,096
Less accumulated depreciation	(500,920)	(479,758)

Property and equipment, net	$ 30,176	$ 51,338

5.  Intangible Assets

Intangible assets include internally developed software.  We account for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  We record our internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  We capitalize the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  We did not capitalize any development costs related to the application development of the next generation video systems in the three months ended March 31, 2014 and 2013.  We will begin amortizing internally developed software when it is placed into service and will amortize the costs on a straight-line basis over the estimated useful life, as determined by management.  As of March 31, 2014 and December 31, 2013, the software has not been placed in service, no amortization has been recorded, and the software is recorded at cost of $282,861.  We assess the projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We did not impair any projects during the three months ended March 31, 2014 and 2013.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider in June 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes.  The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five-year period with options to renew at the end of the period.  The right of entry agreements were recorded at their estimated fair value of $52,000 and amortized over a five-year life on a straight-line basis.  Accumulated amortization of rights of entry was $28,600 and $26,000 as of March 31, 2014 and December 31, 2013, respectively. We assess the agreements for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the properties that the agreements cover are no longer providing contribution margin.  We did not impair any agreements during the three months ended March 31, 2014 and 2013.

6.  Other Assets

Other assets at March 31, 2014 and December 31, 2013 include payments of $350,000 made under a Video Systems Agreement for video distribution and content rights, as well as payments of $11,950 made for other separate security deposits.  The Video Systems Agreement is currently in dispute as further discussed in Note 14.  We assess the other assets for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the assets are no longer providing or have the potential to provide contribution margin.  We did not impair any agreements during the three months ended March 31, 2014 and 2013.

7.  Notes Payable

Our notes payable consisted of the following at:

	March 31, 2014	December 31, 2013
Convertible note payable with interest at 18% per annum, convertible into shares of common stock at a price of $0.70 per share, currently in default	$ 50,000	$ 50,000
Convertible note payable with interest at 8% per annum, convertible along with accrued interest into shares of common stock at a price equal to 50% of the market price on the date of conversion, currently in default	5,000	5,000
Convertible note payable with interest at 8% per annum, convertible into shares of common stock at a price equal to $0.02 per share, currently in default	65,000	65,000
Note payable to an institutional investor, dated January 30, 2014, interest at 8% per annum and maturing on January 30, 2015	50,000	-
Beneficial conversion feature on convertible note payable	6,225	6,105

	$ 176,225	$ 126,105

We have recorded a liability for the beneficial conversion feature attributed to the $5,000 note payable, which is convertible into shares of our common stock at a price equal to 50% of the market price, and recognized this amount as interest expense.  The liability was $6,225 and $6,105 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, interest payable on notes payable was $55,712 and $49,595, respectively.

8.  Notes Payable – Related Party

Our notes payable – related party consisted of the following at:

	March 31, 2014	December 31, 2013
Note payable to a former officer of the Company, with interest at 9% per annum, currently in default	$ 175,000	$ 175,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	100,000	100,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	2,500	2,500
Convertible note payable to an officer of the Company, with interest at 12% per annum, convertible into shares of common stock at a discount of 10% to the previous three day average market price, currently in default	15,000	15,000

	$ 292,500	$ 292,500

For the convertible note payable to an officer, we recorded a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of the note on a straight-line basis.

Interest payable – related party was $115,729 and $105,705 at March 31, 2014 and December 31, 2013, respectively.

9.  Derivative Liability

During the three months ended March 31, 2014, we had the following activity in the accounts related to our convertible notes payable:

	Derivative Liability	Loss on Derivative Liability

Balance at December 31, 2013	$ 11,475
Loss on derivative liability	1,539	$ (1,539)

Balance at March 31, 2014	$ 13,014	$ (1,539)

We estimated the fair value of the derivative for the conversion feature at March 31, 2014 using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.07%
Expected life in years	0.42
Dividend yield	0%
Expected volatility	309.60%

10.  Stockholders’ Deficit

During the three months ended March 31, 2014, we issued a total of 19,500,000 common shares for cash proceeds of $220,000.

During the three months ended March 31, 2013, we issued a total of 9,943,749 common shares which included 1,375,000 shares for services valued at $106,500; 8,333,332 shares for cash proceeds of $363,500, and 235,417 shares for debt of $14,125.

11.  Warrants

During the year ended December 31, 2013, we issued warrants to purchase 2,000,000 shares of our common stock in connection with a portion of the shares of our common stock we issued for services provided to the Company.

A summary of warrant activity for the three months ended March 31, 2014 is presented below:

	Warrants		Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,095,000		$0.34	0.58	$-
Granted
Expired/Cancelled	(1,000,000)		$0.07
Exercised	-	$
Outstanding, March 31, 2014	2,095,000		$0.34	0.60	$-
Exercisable, March 31, 2014	2,095,000		$0.34	0.60	$-

The intrinsic values as of March 31, 2014 are based on a March 31, 2014 closing market price of our common stock of $0.039 per share.

12.  Share-Based Compensation

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

Share-based compensation expense included in general and administrative expenses related to stock options totaled $8,429 and $105,559 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, we had $88,089 in unrecognized share-based compensation expense related to non-vested stock options granted under the Plan.

A summary of stock option activity for the three months ended March 31, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	12,761,000	$0.14	1.58	$-
Granted	-	$-
Expired/Cancelled	(3,573,000)	$0.25
Exercised	-	$-
Outstanding, March 31, 2014	9,188,000	$0.10	1.93	$-
Exercisable, March 31, 2014	7,327,583	$0.11	1.69	$-

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing market price of our common stock on March 31, 2014 of $0.039 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.

13.  Supplemental Statement of Cash Flows Information

During the three months ended March 31, 2014 and 2013, we paid no amounts for income taxes and interest.

During the three months ended March 31, 2013, we issued common stock for conversion of notes payable of $47,500 and issued common stock for accounts payable of $14,125.

14.  Legal Matters

Siegfried and Jensen

On September 26, 2012, we received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $0.70. Throughout the duration of the note, we tried several times to reach out to Siegfried & Jensen to settle this debt.  We offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, we filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  In February 2014, the parties reached a settlement requiring the Company to make the following payments: $10,000 upon execution of the settlement; $15,000 on or before February 24, 2014; $5,000 on or before March 25, 2014; and $5,000 on or before the 25th day of each month thereafter to and including December 25, 2014, for a total of $75,000.   We have made no payments in 2014.

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

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we are also claiming the full value of our customers that were transferred as a result of Utopia’s actions in October 2012.  We are seeking $1,900,000 in damages.  Finally, we are claiming substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of March 31, 2014, we have a $350,000 deposit recorded on the balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

15.  Subsequent Events

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We identified the following subsequent event that we believe requires disclosure:

In April 2014, we repaid the January 31, 2014 $50,000 note payable to an institutional investor.

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

Going Concern Uncertainty

Our consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  Our consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has an accumulated deficit through March 31, 2014 of $18,375,969, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at March 31, 2014 and December 31, 2013:

March 31, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$13,014	$-	$-	$13,014
Total Liabilities Measured at Fair Value	$13,014	$-	$-	$13,014

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

Accounts Receivable

Accounts receivable are recorded at estimated net realizable value, do not bear interest and do not generally require collateral.  We provide an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.   Customer accounts are reviewed and written off as they are determined to be uncollectible.  The allowance for doubtful accounts was $72,725 at March 31, 2014 and December 31, 2013.

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

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.  At March 31, 2014 and December 31, 2013, we have recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty of the net deferred tax assets being realized.  Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Impairment of Long-Lived Assets

Our long-lived assets include costs of internally developed software, costs of rights of entry agreements, and costs of video distribution and content rights.  We assess the related projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We did not impair any projects during the three months ended March 31, 2014 and 2013.

Recently Enacted Accounting Pronouncements

No new accounting pronouncements were issued during the three months ended March 31, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our consolidated financial statements.

Results of Operations

Revenues - During the three months ended March 31 2014 and 2013, we recorded revenues of $28,568 and $51,532, respectively.  The continuing decline in revenue is both a result of the transition in the subscriber base on the properties acquired in June 2011, which initially resulted in a decline of customers, as well as the sale of the UTOPIA customer base in October of 2012.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  During the three months ended March 31, 2014 and 2013, direct costs were $0 and $50,704, respectively.  The continuing decrease in direct costs is a result of the sale of the UTOPIA customer base in October of 2012, as well as a decrease in the subscriber base on the properties acquired in June 2011.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $428,641 to $199,459 in the three months ended March 31, 2014 from $628,100 in the three months ended March 31, 2013.  Due to lack of funding and to the decrease in the subscriber base on the properties acquired in June 2011, we have scaled back our operations and reduced our overhead.  We also had a decrease in our stock-based compensation.

Depreciation and Amortization Expense – Depreciation and amortization expense is currently not material to the results of our operations.  Depreciation and amortization expense was $23,762 and $37,233 for the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expense) – During the three months ended March 31, 2014 we reported a loss on derivative liability of $1,539 and during the three months ended March 31, 2013 we reported a gain on derivative liability of $4,930.  We estimate the fair value of the derivative for the conversion feature of certain convertible notes payable at the inception of notes and at each reporting date, using the Black-Scholes pricing model.  As changes in the derivative liability are recorded at each reporting date, a gain or loss on derivative liability is recorded.

Our interest expense was $16,262 and $65,858 for the three months ended March 31, 2014 and 2013, respectively.  The decrease in interest expense in the current year is due to reductions of debt in 2013 and to debt discount being fully amortized prior to the current year.

Net Loss – As a result, our net loss was $212,454 and $725,433 for the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, our total current assets were $143,431 and our total current liabilities were $4,011,261, resulting in a working capital deficit of $3,867,830.  As discussed in the notes to our consolidated financial statements, we are currently in default on several notes payable.  We also had an accumulated deficit of $18,375,969 and a total stockholders’ deficit of $3,169,443 at March 31, 2014.

During the three months ended March 31, 2014, we used net cash of $166,260 in operating activities as a result of our net loss of $212,454 and decreases in accounts payable of $45,528 and deferred revenue of $4,676, partially offset by non-cash expenses totaling $33,850, decreases in accounts receivable of $2,554 and prepaid expenses of $4,181, and increases in accrued payroll and sales tax payable of $67, accrued payroll and related expenses of $39,605 and accrued interest of $16,141.

By comparison, during three months ended March 31, 2013, we used net cash of $234,210 in operating activities as a result of our net loss of $725,433 and decreases in accounts payable of $632, payroll and sales tax payable of $3,356 and deferred revenue of $873, partially offset by net non-cash expenses totaling $291,009, decrease in accounts receivable, net of $9,129 and increases in accrued payroll and related expenses of $178,125 and accrued interest of $17,821.

We had no cash provided by or used in operating activities during the three months ended March 31, 2014.  During the three months ended March 31, 2013, we used $4,710 cash for the purchase of property and equipment.

During the three months ended March 31, 2014, we had net cash provided by financing activities of $270,000, comprised of proceeds from notes payable of $50,000 and proceeds from the issuance of common stock of $220,000.

During the three months ended March 31, 2013, we had net cash provided by financing activities of $399,500, comprised of proceeds from notes payable of $47,500 and proceeds from the issuance of common stock of $363,500, partially offset by the payment of debt issuance costs of $2,500 and payment of notes payable – related party of $9,000.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Siegfried and Jensen

On September 26, 2012, we received a “Summons & Complaint” from Ned P. Siegfried and Mitchell R. Jensen in conjunction with an outstanding $50,000 “Convertible Promissory Note.”  Under the complaint Siegfried and Jensen are asking for $68,000, interest to date and attorney fees.  The $50,000 Convertible Promissory Note was signed on October 1, 2010 and had a conversion price of $0.70. Throughout the duration of the note, we tried several times to reach out to Siegfried & Jensen to settle this debt.  We offered reduced conversion prices, none of which were satisfactory to Siegfried & Jensen.  On October 23, 2012, we filed an “Answer to Complaint”, in the Third Judicial District Court in the State of Utah.  In February 2014, the parties reached a settlement requiring the Company to make the following payments: $10,000 upon execution of the settlement; $15,000 on or before February 24, 2014; $5,000 on or before

March 25, 2014; and $5,000 on or before the 25th day of each month thereafter to and including December 25, 2014, for a total of $75,000.   We have made no payments in 2014.

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

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we are also claiming the full value of our customers that were transferred as a result of Utopia’s actions in October 2012.  We are seeking $1,900,000 in damages.  Finally, we are claiming substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of March 31, 2014, we have a $350,000 deposit recorded on the balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

Item 1A.  Risk Factors.

For a discussion of our risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on April 15, 2014.  There have been no material changes in our assessment of our risk factors during the quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we issued a total of 19,500,000 shares of our restricted common stock in exchange for $220,000 cash.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

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

LYFE COMMUNICATIONS, INC.

Date:	May 20, 2014	By:	/s/Garrett Daw
Garrett Daw Chief Executive Officer Principal Executive and Financial Officer