Form 10-Q
period 2014-06-30
LYFE Communications, Inc.
filed 2014-08-19
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 19, 2014 – 176,416,170 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Form 10-Q Index

Quarter Ended June 30, 2014

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LYFE Communications, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$ 17,996	$ 2,590
Accounts receivable, net of allowance of $72,725	18,737	17,899
Prepaid expenses	13,575	25,937
Total current assets	50,308	46,426

Property and equipment, net	14,983	51,338
Intangible assets, net	303,661	308,861
Other assets	361,950	361,950
Total assets	$ 730,902	$ 768,575

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 860,914	$ 860,683
Accounts payable – related party	89,307	127,951
Accrued payroll and related expenses	1,821,009	2,341,800
Deferred revenue	-	6,372
Payroll and sales taxes payable	28,075	31,807
Notes payable	151,347	126,105
Notes payable – related party	290,000	292,500
Interest payable	60,767	49,595
Interest payable – related party	125,620	105,705
Derivative liability	11,394	11,475
Total current liabilities	3,438,433	3,953,993
Total liabilities	3,438,433	3,953,993

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 172,416,170 and 139,180,059 shares issued and outstanding, respectively	172,416	139,180
Additional paid-in capital	15,686,680	14,838,917
Accumulated deficit	(18,566,627)	(18,163,515)
Total stockholders’ deficit	(2,707,531)	(3,185,418)
Total liabilities and stockholders’ deficit	$ 730,902	$ 768,575

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$ 11,870	$ 58,726	$ 40,438	$ 110,258

Operating costs and expenses:
Direct costs	-	33,939	-	84,643
Selling, general and administrative	171,874	501,760	371,333	1,129,860
Depreciation and amortization	17,793	30,858	41,555	68,091
Total operating costs and expenses	189,667	566,557	412,888	1,282,594

Loss from operations	(177,797)	(507,831)	(372,450)	(1,172,336)

Other income (expense):
Gain on derivative liability	1,620	54,264	81	59,194
Gain (loss) on extinguishment of debt	668	(2,832)	668	(2,832)
Interest expense	(15,149)	(66,691)	(31,411)	(132,549)
Total other expense	(12,861)	(15,259)	(30,662)	(76,187)

Loss before income taxes	(190,658)	(523,090)	(403,112)	(1,248,523)
Provision for income taxes	-	-	-	-

Net loss	$ (190,658)	$ (523,090)	$ (403,112)	$ (1,248,523)

Loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding – basic and diluted	163,728,899	114,954,999	153,737,763	110,388,910

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (403,112)	$ (1,248,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41,555	68,091
Amortization of debt discount	242	89,515
Amortization of debt issuance costs	-	4,910
Common stock issued for services	-	106,500
Share-based compensation expense	16,749	164,779
Gain on derivative liability	(81)	(59,194)
Loss (gain) on extinguishment of debt	(668)	2,832
Changes in assets and liabilities:
Accounts receivable, net	(838)	4,583
Prepaid expenses	12,362	(2,000)
Accounts payable	(38,413)	(6,492)
Payroll and sales tax payable	(3,732)	(4,740)
Deferred revenue	(6,372)	(976)
Accrued payroll and related expenses	85,959	356,251
Accrued interest	31,755	35,472
Net cash used in operating activities	(264,594)	(488,992)

Cash flows from investing activities:
Purchases of property and equipment	-	(17,858)
Net cash used in investing activities	-	(17,858)

Cash flows from financing activities:
Proceeds from notes payable	75,000	47,500
Debt issuance costs	-	(2,500)
Payment of notes payable	(50,000)	-
Payment of notes payable – related party	(2,500)	(9,000)
Proceeds from issuance of common stock	257,500	617,529
Net cash provided by financing activities	280,000	653,529

Net increase in cash	15,406	146,679
Cash at beginning of period	2,590	5,481
Cash at end of period	$ 17,996	$ 152,160

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

1.  Business

The business of LYFE Communications, Inc. (the “Company”) is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

All cash, accounts payable and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at June 30, 2014 and December 31, 2013:

June 30, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,394	$-	$-	$11,394
Total Liabilities Measured at Fair Value	$11,394	$-	$-	$11,394

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

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

3. Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has an accumulated deficit through June 30, 2014 of $18,566,627, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.  Property and Equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013

Computer equipment	$ 519,076	$ 519,076
Furniture and fixtures	2,824	2,824
Software	9,196	9,196
	531,096	531,096
Less accumulated depreciation	(516,113)	(479,758)

Property and equipment, net	$ 14,983	$ 51,338

5.  Intangible Assets

Intangible assets include internally developed software.  We account for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  We record our internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  We capitalize the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  We did not capitalize any development costs related to the application development of the next generation video systems in the three months and six months ended June 30, 2014 and 2013.  We will begin amortizing internally developed software when it is placed into service and will amortize the costs on a straight-line basis over the estimated useful life, as determined by management.  As of June 30, 2014 and December 31, 2013, the software has not been placed in service, no amortization has been recorded, and the software is recorded at cost of $282,861.  We assess the projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We did not impair any projects during the three months and six months ended June 30, 2014 and 2013.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider in June 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes.  The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five-year period with options to renew at the end of the period.  The right of entry agreements were recorded at their estimated fair value of $52,000 and amortized over a five-year life on a straight-line basis.  Accumulated amortization of rights of entry was $31,200 and $26,000 as of June 30, 2014 and December 31, 2013, respectively. We assess the agreements for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the properties that the agreements cover are no longer providing contribution margin.  We did not impair any agreements during the three months and six months ended June 30, 2014 and 2013.

6.  Other Assets

Other assets at June 30, 2014 and December 31, 2013 include payments of $350,000 made under a Video Systems Agreement for video distribution and content rights, as well as payments of $11,950 made for other separate security deposits.  The Video Systems Agreement is currently in dispute as further discussed in Note 14.  We assess the other assets for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the assets are no longer providing or have the potential to provide contribution margin.  We did not impair any agreements during the three months or six months ended June 30, 2014 and 2013.

7.  Notes Payable

Our notes payable consisted of the following at:

	June 30, 2014	December 31, 2013
Convertible note payable with interest at 18% per annum, convertible into shares of common stock at a price of $0.70 per share, currently in default	$ 50,000	$ 50,000
Convertible note payable with interest at 8% per annum, convertible along with accrued interest into shares of common stock at a price equal to 50% of the market price on the date of conversion, currently in default	5,000	5,000
Convertible note payable with interest at 8% per annum, convertible into shares of common stock at a price equal to $0.02 per share, currently in default	65,000	65,000
Note payable to an institutional investor, dated May 23, 2014, interest at 8% per annum and maturing on May 23, 2015	25,000	-
Beneficial conversion feature on convertible note payable	6,347	6,105

	$ 151,347	$ 126,105

We have recorded a liability for the beneficial conversion feature attributed to the $5,000 note payable, which is convertible into shares of our common stock at a price equal to 50% of the market price, and recognized this amount as interest expense.  The liability was $6,347 and $6,105 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, interest payable on notes payable was $60,767 and $49,595, respectively.

8.  Notes Payable – Related Party

Our notes payable – related party consisted of the following at:

	June 30, 2014	December 31, 2013
Note payable to a former officer of the Company, with interest at 9% per annum, currently in default	$ 175,000	$ 175,000
Note payable to an officer of the Company, with interest at 12% per annum, currently in default	100,000	100,000
Convertible note payable to an officer of the Company, with interest at 12% per annum, convertible into shares of common stock at a discount of 10% to the previous three day average market price, currently in default	15,000	15,000
Note payable to an officer of the Company, with interest at 12% per annum	-	2,500

	$ 290,000	$ 292,500

For the convertible note payable to an officer, we recorded a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of the note on a straight-line basis.

Interest payable – related party was $125,620 and $105,705 at June 30, 2014 and December 31, 2013, respectively.

9.  Derivative Liability

During the six months ended June 30, 2014, we had the following activity in the accounts related to our convertible notes payable:

	Derivative Liability	Gain on Derivative Liability

Balance at December 31, 2013	$ 11,475
Gain on derivative liability	(81)	$ 81

Balance at June 30, 2014	$ 11,394	$ 81

We estimated the fair value of the derivative for the conversion feature at June 30, 2014 using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.07%
Expected life in years	0.42
Dividend yield	0%
Expected volatility	227.91%

10.  Stockholders’ Deficit

During the six months ended June 30, 2014, we issued a total of 33,236,111 common shares, including 22,000,000 shares for cash proceeds of $257,500 and 11,236,111 shares for accrued liabilities of $606,750 (see Note 13).

During the six months ended June 30, 2013, we issued a total of 20,948,134 common shares, including 18,189,845 shares for cash proceeds of $617,529, 375,450 shares for accounts payable of $22,527, 1,375,000 shares for services valued at $106,500, and 1,007,839 shares for payment of notes payable of $30,000, reduction in debt discount of $6,600, reduction in derivative liability of $22,752 and loss on extinguishment of debt of $2,832.

11.  Warrants

During the year ended December 31, 2013, we issued warrants to purchase 2,000,000 shares of our common stock in connection with a portion of the shares of our common stock we issued for services provided to the Company.

A summary of warrant activity for the six months ended June 30, 2014 is presented below:

	Warrants		Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,095,000		$0.34	0.58	$-
Granted
Expired/Cancelled	(1,100,000)		$0.23
Exercised	-	$
Outstanding, June 30, 2014	1,995,000		$0.40	0.38	$-
Exercisable, June 30, 2014	1,995,000		$0.40	0.38	$-

The intrinsic values as of June 30, 2014 are based on a June 30, 2014 closing market price of our common stock of $0.051 per share.

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

Share-based compensation expense included in general and administrative expenses related to stock options totaled $8,320 and $59,220 for the three months ended June 30, 2014 and 2013, and $16,749 and $164,779 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, we had $79,769 in unrecognized share-based compensation expense related to non-vested stock options granted under the Plan.

A summary of stock option activity for the six months ended June 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	12,761,000	$0.14	1.58	$-
Granted	-	$-
Expired/Cancelled	(5,773,000)	$0.25
Exercised	-	$-
Outstanding, June 30, 2014	6,988,000	$0.05	2.28	$26,928
Exercisable, June 30, 2014	5,283,833	$0.05	2.16	$26,928

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing market price of our common stock on June 30, 2014 of $0.051 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.

13.  Assignment Agreement

On May 21, 2014, the Company, Garrett R. Daw, our President and CEO (“Daw”), and Keith and Kent Cornelison (“KC”), a significant stockholder of the Company, entered into an Assignment Agreement (the “Agreement”) where KC assumed $606,750 in accrued payroll to Daw.  As a result, Daw has no further rights or claims for this accrued payroll against the Company.  Further, KC received 11,236,111 shares of the Company’s common stock in exchange for the liability assumption.

14.  Supplemental Statement of Cash Flows Information

During the six months ended June 30, 2014 and 2013, we paid no amounts for income taxes and interest.

During the six months ended June 30, 2014, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accrued expenses of $606,750.

During the six months ended June 30, 2013, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accounts payable of $22,527.

•

Issued common stock in payment of notes payable of $30,000, decrease in debt discount of $6,600 and decrease in derivative liability of $22,152.

•

Increased derivative liability and debt discount by $47,500

15.  Legal Matters

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

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we are also claiming the full value of our customers that were transferred as a result of Utopia’s actions in October 2012.  We are seeking

$1,900,000 in damages.  Finally, we are claiming substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of June 30, 2014, we have a $350,000 deposit recorded on the balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

16.  Subsequent Events

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We identified the following subsequent event that we believe requires disclosure:

In July 2014, we issued 4,000,000 shares of our common stock for cash of $50,000.

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

Going Concern Uncertainty

Our consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  Our consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has an accumulated deficit through June 30, 2014 of $18,566,627, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at June 30, 2014 and December 31, 2013:

June 30, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,394	$-	$-	$11,394
Total Liabilities Measured at Fair Value	$11,394	$-	$-	$11,394

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

Accounts Receivable

Accounts receivable are recorded at estimated net realizable value, do not bear interest and do not generally require collateral.  We provide an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.   Customer accounts are reviewed and written off as they are determined to be uncollectible.  The allowance for doubtful accounts was $72,725 at June 30, 2014 and December 31, 2013.

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

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.  At June 30, 2014 and December 31, 2013, we have recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty of the net deferred tax assets being realized.  Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Impairment of Long-Lived Assets

Our long-lived assets include costs of internally developed software, costs of rights of entry agreements, and costs of video distribution and content rights.  We assess the related projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We did not impair any projects during the three months and six months ended June 30, 2014 and 2013.

Recently Enacted Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended June 30, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our consolidated financial statements.

Results of Operations

Revenues – We recorded revenues of $11,870 and $58,726 in the three months ended June 30, 2014 and 2013, and $40,438 and $110,258 in the six months ended June 30, 2014 and 2013, respectively. The continuing decline in revenue is both a result of the transition in the subscriber base on the properties acquired in June 2011, which initially resulted in a decline of customers, as well as the sale of the UTOPIA customer base in October of 2012.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  Direct costs were $0 and $33,939 in the three months ended June 30, 2014 and 2013, and $0 and $84,643 in the six months ended June 30, 2014 and

2013, respectively.  The continuing decrease in direct costs is a result of the sale of the UTOPIA customer base in October of 2012, as well as a decrease in the subscriber base on the properties acquired in June 2011.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $329,886 to $171,874 in the three months ended June 30, 2014 from $501,760 in the three months ended June 30, 2013.  Selling, general and administrative expenses decreased $758,527 to $371,333 in the six months ended June 30, 2014 from $1,129,860 in the six months ended June 30, 2013.  Due to lack of funding and to the decrease in the subscriber base on the properties acquired in June 2011, we have scaled back our operations and reduced our overhead.  We also had a decrease in our stock-based compensation.

Depreciation and Amortization Expense – Depreciation and amortization expense was $17,793 and $30,858 in the three months ended June 30, 2014 and 2013, and $41,555 and $68,091 in the six months ended June 30, 2014 and 2013, respectively.  We have fully depreciation a significant portion of our depreciable assets, resulting in decreasing amounts of depreciation expense.

Other Income (Expense) – We reported a gain on derivative liability of $1,620 and $54,264 in the three months ended June 30, 2014 and 2013, and a gain of $81 and $59,194 during the six months ended June 30, 2014 and 2013.  We estimate the fair value of the derivative for the conversion feature of certain convertible notes payable at the inception of notes and at each reporting date, using the Black-Scholes pricing model.  As changes in the derivative liability are recorded at each reporting date, a gain or loss on derivative liability is recorded.

We reported a gain on extinguishment of debt of $668 in the three months and six months ended June 30, 2014 and a loss on extinguishment of debt of $2,832 in the three months and six months ended June 30, 2013.

Our interest expense was $15,149 and $66,691 in the three months ended June 30, 2014 and 2013, and $31,411 and $132,549 in the six months ended June 30, 2014 and 2013,respectively.  The decrease in interest expense in the current year is due to reductions of debt and to debt discount being fully amortized prior to the current year.

Net Loss – As a result, our net loss was $190,658 and $523,090 for the three months ended June 30, 2014 and 2013, and $403,112 and $1,248,523 for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, our total current assets were $50,308 and our total current liabilities were $3,438,433, resulting in a working capital deficit of $3,388,125.  As discussed in the notes to our consolidated financial statements, we are currently in default on several notes payable.  We also had an accumulated deficit of $18,566,627 and a total stockholders’ deficit of $2,707,531 at June 30, 2014.

During the six months ended June 30, 2014, we used net cash of $264,594 in operating activities as a result of our net loss of $403,112, non-cash gains totaling $749, increase in accounts receivable, net of $838, and decreases in accounts payable of $38,413, payroll and sales tax payable of $3,732 and deferred revenue of $6,372, partially offset by non-cash expenses totaling $58,546, decrease in prepaid expenses of $12,362, and increases in accrued payroll and related expenses of $85,959 and accrued interest of $31,755.

By comparison, during six months ended June 30, 2013, we used net cash of $488,992 in operating activities as a result of our net loss of $1,248,523, non-cash gain of $59,194, increase in prepaid expenses of $2,000, and decreases in accounts payable of $6,492, payroll and sales tax payable of $4,740, and deferred revenue of $976, partially offset by non-cash expenses totaling $436,627, decrease in accounts receivable, net of $4,583 and increases in accrued payroll and related expenses of $356,251 and accrued interest of $35,472.

We had no cash provided by or used in investing activities during the six months ended June 30, 2014. During the six months ended June 30, 2013, we used $17,858 in investing activities for the purchase of property and equipment.

During the six months ended June 30, 2014, we had net cash provided by financing activities of $280,000, comprised of proceeds from notes payable of $75,000 and proceeds from the issuance of common stock of $257,500, partially offset by payment of notes payable of $50,000 and payment of notes payable – related party of $2,500.

During the six months ended June 30, 2013, we had net cash provided by financing activities of $653,529, comprised of proceeds from notes payable of $47,500 and proceeds from the issuance of common stock of $617,529, partially offset by the payment of debt issuance costs of $2,500, and payment of notes payable – related party of $9,000.

We eliminated substantial accrued liabilities in May 2014 when the Company, Garrett R. Daw, our President and CEO (“Daw”), and Keith and Kent Cornelison (“KC”), a significant shareholder, entered into an Assignment Agreement (the “Agreement”) where KC assumed $606,750 in accrued payroll to Daw.  As a result, Daw has no further rights or claims for this accrued payroll against the Company.  Further, KC received 11,236,111 shares of the Company’s common stock in exchange for the liability assumption.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We allege in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we allege in our answer and counter claim that Utopia has consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we are also claiming the full value of our customers that were transferred as a result of Utopia’s actions in October 2012.  We are seeking $1,900,000 in damages.  Finally, we are claiming substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur and believe that we will be successful in this pursuit.  As of June 30, 2014, we have a $350,000 deposit recorded on the balance sheet in other assets as well as $446,212 recorded in accounts payable related to this matter.

Item 1A.  Risk Factors.

For a discussion of our risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on April 15, 2014.  There have been no material changes in our assessment of our risk factors during the quarter ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2014, we issued 11,236,111 shares of our restricted common stock in exchange for $606,750 in accrued liabilities and 2,500,000 shares of our restricted common stock in exchange for $37,500 cash.

Item 3. Defaults Upon Senior Securities.

None, not applicable.

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

LYFE COMMUNICATIONS, INC.

Date:	August 19, 2014	By:	/s/Garrett Daw
Garrett Daw Chief Executive Officer Principal Executive and Financial Officer