Form 10-Q
period 2014-09-30
LYFE Communications, Inc.
filed 2014-11-25
CIK 1299864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 17, 2014 – 187,950,308 shares of common stock ($0.001 par value) outstanding.

LYFE Communications, Inc.

Form 10-Q Index

Quarter Ended September 30, 2014

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	4

Condensed Consolidated Balance Sheets – September 30, 2014

(unaudited) and December 31, 2013

Condensed Consolidated Statements of Operations – Three Months

and Nine Months Ended September 30, 2014 and 2013 (unaudited)

		5 6
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2014 and 2013 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Mine Safety Disclosures	26
Item 5	Other Information	26
Item 6.	Exhibits	27
Signature Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LYFE Communications, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$ 18	$ 2,590
Accounts receivable, net of allowance of $72,725	18,737	17,899
Prepaid expenses	7,393	25,937
Total current assets	26,148	46,426

Property and equipment, net	12,601	51,338
Intangible assets, net	301,061	308,861
Other assets	11,950	361,950
Total assets	$ 351,760	$ 768,575

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$ 1,065,597	$ 860,683
Accounts payable – related party	95,210	127,951
Accrued payroll and related expenses	1,864,758	2,341,800
Deferred revenue	-	6,372
Payroll and sales taxes payable	27,575	31,807
Notes payable	151,470	126,105
Notes payable – related party	190,000	292,500
Interest payable	66,841	49,595
Interest payable – related party	84,722	105,705
Derivative liability	14,364	11,475
Total current liabilities	3,560,537	3,953,993
Total liabilities	3,560,537	3,953,993

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 185,450,308 and 139,180,059 shares issued and outstanding, respectively	185,450	139,180
Additional paid-in capital	15,894,580	14,838,917
Accumulated deficit	(19,288,807)	(18,163,515)
Total stockholders’ deficit	(3,208,777)	(3,185,418)
Total liabilities and stockholders’ deficit	$ 351,760	$ 768,575

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$ 10,175	$ 46,743	$ 50,613	$ 157,001

Operating costs and expenses:
Direct costs	-	22,163	-	106,806
Selling, general and administrative	342,989	351,673	714,322	1,481,533
Impairment loss	350,000	-	350,000	-
Depreciation and amortization	4,982	25,641	46,537	93,732
Total operating costs and expenses	697,971	399,477	1,110,859	1,682,071

Loss from operations	(687,796)	(352,734)	(1,060,246)	(1,525,070)

Other income (expense):
Loss on derivative liability	(2,970)	(63,712)	(2,889)	(4,518)
Gain (loss) on extinguishment of debt	(16,261)	9,392	(15,593)	6,560
Interest expense	(15,153)	(44,665)	(46,564)	(177,214)
Total other expense	(34,384)	(98,985)	(65,046)	(175,172)

Loss before income taxes	(722,180)	(451,719)	(1,125,292)	(1,700,242)
Provision for income taxes	-	-	-	-

Net loss	$ (722,180)	$ (451,719)	$ (1,125,292)	$ (1,700,242)

Loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding – basic and diluted	178,925,818	129,402,142	162,226,045	116,645,762

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (1,125,292)	$ (1,700,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46,537	93,732
Bad debt expense	-	(19,252)
Impairment loss	350,000
Amortization of debt discount	365	112,482
Amortization of debt issuance costs	-	6,883
Common stock issued for services	-	106,500
Share-based compensation expense	25,069	216,009
Loss (gain) on derivative liability	2,889	4,518
Loss (gain) on extinguishment of debt	15,593	(6,560)
Changes in assets and liabilities:
Accounts receivable, net	(838)	23,817
Prepaid expenses	18,544	(2,000)
Accounts payable	172,173	(21,633)
Payroll and sales tax payable	(4,232)	(3,995)
Deferred revenue	(6,372)	26,978
Accrued payroll and related expenses	129,708	539,894
Interest payable	46,784	44,990
Net cash used in operating activities	(329,072)	(577,879)

Cash flows from investing activities:
Purchases of property and equipment	-	(18,106)
Net cash used in investing activities	-	(18,106)

Cash flows from financing activities:
Proceeds from notes payable	75,000	47,500
Debt issuance costs	-	(2,500)
Payment of notes payable	(50,000)	-
Payment of notes payable – related party	(6,000)	(9,000)
Proceeds from issuance of common stock	307,500	687,529
Net cash provided by financing activities	326,500	723,529

Net increase (decrease) in cash	(2,572)	127,544
Cash at beginning of period	2,590	5,481
Cash at end of period	$ 18	$ 133,025

See accompanying notes to condensed consolidated financial statements

LYFE Communications, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

1.  Business

The business of LYFE Communications, Inc. (the “Company”) is to develop, deploy, and operate next media and communications network based services in single-family, multi-family, high-rise, resort and hospitality properties.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

All cash, accounts payable and accrued liabilities are carried at fair value.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at September 30, 2014 and December 31, 2013:

September 30, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$14,364	$-	$-	$14,364
Total Liabilities Measured at Fair Value	$14,364	$-	$-	$14,364

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

Recently Enacted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss).

3. Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has an accumulated deficit through September 30, 2014 of $19,288,807, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In 2013 and 2014, sources of funding did not materialize as committed, and as a result, we have received insufficient funding to execute our business plan. We have accrued significant liabilities for which we do not have liquidity or committed funding to meet our current obligations.  If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans.  If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2014.

4.  Property and Equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013

Computer equipment	$ 519,076	$ 519,076
Furniture and fixtures	2,824	2,824
Software	9,196	9,196
	531,096	531,096
Less accumulated depreciation	(518,495)	(479,758)

Property and equipment, net	$ 12,601	$ 51,338

5.  Intangible Assets

Intangible assets include internally developed software.  We account for the costs of developing software in accordance with the provisions of FASB ASC Topic 350.  We record our internal and external costs to develop software to be used internally for the deployment of the next generation video systems.  We capitalize the costs during the application development stage when it is probable that the project will be completed and the software will be used to perform the function intended.  We did not capitalize any development costs related to the application development of the next generation video systems in the three months and nine months ended September 30, 2014 and 2013.  We will begin amortizing internally developed software when it is placed into service and will amortize the costs on a straight-line basis over the estimated useful life, as determined by management.  As of September 30, 2014 and December 31, 2013, the software has not been placed in service, no amortization has been recorded, and the software is recorded at cost of $282,861.  We assess the projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service. We did not impair any projects during the three months and nine months ended September 30, 2014 and 2013.

Rights of entry agreements were acquired in the acquisition of properties from a telecom and video service provider in June 2011.  The rights of entry agreements are negotiated with property owners at multiple dwelling properties such as apartment and condo complexes.  The agreements allow the telecom service provider access to the customers on the property or exclusive marketing rights in exchange for a fee paid to the property owners.  The agreements are typically for a five-year period with options to renew at the end of the period.  The right of entry agreements were recorded at their estimated fair value of $52,000 and amortized over a five-year life on a straight-line basis.  Accumulated amortization of rights of entry was $33,800 and $26,000 as of September 30, 2014 and December 31, 2013, respectively. We assess the agreements for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the properties that the agreements cover are no longer providing contribution margin.  We did not impair any agreements during the three months and nine months ended September 30, 2014 and 2013.

6.  Other Assets

Other assets at September 30, 2014 and December 31, 2013 included payments of $11,950 made for security deposits.  In addition, as of December 31, 2013, other assets included payments of $350,000 made under a Video Systems Agreement for video distribution and content rights.  We assess the other assets for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when the assets are no longer providing or have the potential to provide contribution margin.  As a consequence of the unfavorable judgment discussed in Note 14, we concluded the amount recorded for the Video Systems Agreement was fully impaired, and we recorded an impairment loss of $350,000 for the three months and nine months ended September 30, 2014.

7.  Notes Payable

Our notes payable consisted of the following at:

	September 30, 2014	December 31, 2013
Convertible note payable with interest at 18% per annum, convertible into shares of common stock at a price of $0.70 per share, currently in default	$ 50,000	$ 50,000
Convertible note payable with interest at 8% per annum, convertible along with accrued interest into shares of common stock at a price equal to 50% of the market price on the date of conversion, currently in default	5,000	5,000
Convertible note payable with interest at 8% per annum, convertible into shares of common stock at a price equal to $0.02 per share, currently in default	65,000	65,000
Note payable to an institutional investor, dated May 23, 2014, interest at 8% per annum and maturing on May 23, 2015	25,000	-
Beneficial conversion feature on convertible note payable	6,470	6,105

	$ 151,470	$ 126,105

We have recorded a liability for the beneficial conversion feature attributed to the $5,000 note payable, which is convertible into shares of our common stock at a price equal to 50% of the market price, and recognized this amount as interest expense.  The liability was $6,470 and $6,105 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, interest payable on notes payable was $66,841 and $49,595, respectively.

8.  Notes Payable – Related Party

Our notes payable – related party consisted of the following at:

	September 30, 2014	December 31, 2013
Note payable to a former officer of the Company, with interest at 9% per annum, currently in default	$ 175,000	$ 175,000
Convertible note payable to an officer of the Company, with interest at 12% per annum, convertible into shares of common stock at a discount of 10% to the previous three day average market price, currently in default	15,000	15,000
Note payable to an officer of the Company, with interest at 12% per annum	-	100,000
Note payable to an officer of the Company, with interest at 12% per annum	-	2,500

	$ 190,000	$ 292,500

For the convertible note payable to an officer, we recorded a debt discount related to the estimated value of the derivative for the conversion feature of the note, and a derivative liability at the inception of the note.  We amortized the debt discount to interest expense over the life of the note on a straight-line basis.

On September 4, 2014, $96,500 of the $100,000 note payable to an officer and accrued interest payable of $49,853 were extinguished through the issuance of 9,034,138 shares of the Company’s common stock at a price of $0.0162 per share, representing a 10% discount to the current market price.  The Company recognized a loss on extinguishment of debt of $15,593.

Interest payable – related party was $84,722 and $105,705 at September 30, 2014 and December 31, 2013, respectively.

9.  Derivative Liability

During the nine months ended September 30, 2014, we had the following activity in the accounts related to our convertible notes payable:

	Derivative Liability	Loss on Derivative Liability

Balance at December 31, 2013	$ 11,475
Loss on derivative liability	2,889	$ 2,889

Balance at September 30, 2014	$ 14,364	$ 2,889

We estimated the fair value of the derivative for the conversion feature at September 30, 2014 using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.03%
Expected life in years	0.67
Dividend yield	0%
Expected volatility	230.02%

10.  Stockholders’ Deficit

During the nine months ended September 30, 2014, we issued a total of 46,270,249 common shares, including 26,000,000 shares for cash proceeds of $307,500, 11,236,111 shares for accrued liabilities of $606,750 (see Note 13) and 9,034,138 shares for payment of notes payable of $96,500, accrued interest of $49,853 and loss on extinguishment of debt of $15,593 (see Note 8).

During the nine months ended September 30, 2013, we issued a total of 36,415,572 common shares, including 25,189,845 shares for cash proceeds of $687,529, 375,450 shares for accounts payable of $22,527, 1,375,000 shares for services valued at $106,500, and 9,475,277 shares for payment of notes payable of $138,000 and accrued interest of $5,520, reduction in debt discount of $15,598, reduction in derivative liability of $172,714 and gain on extinguishment of debt of $6,560.

11.  Warrants

During the year ended December 31, 2013, we issued warrants to purchase 2,000,000 shares of our common stock in connection with a portion of the shares of our common stock we issued for services provided to the Company.

A summary of warrant activity for the nine months ended September 30, 2014 is presented below:

	Warrants		Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,095,000		$0.34	0.58	$-
Granted
Expired/Cancelled	(1,100,000)		$0.23
Exercised	-	$
Outstanding, September 30, 2014	1,995,000		$0.40	0.13	$-
Exercisable, September 30, 2014	1,995,000		$0.40	0.13	$-

The intrinsic values as of September 30, 2014 are based on a September 30, 2014 closing market price of our common stock of $0.035 per share.

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

Share-based compensation expense included in general and administrative expenses related to stock options totaled $25,069 and $216,009 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, we had $71,450 in unrecognized share-based compensation expense related to non-vested stock options granted under the Plan.

A summary of stock option activity for the nine months ended September 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	12,761,000	$0.14	1.58	$-
Granted	-	$-
Expired/Cancelled	(5,773,000)	$0.25
Exercised	-	$-
Outstanding, September 30, 2014	6,988,000	$0.05	2.03	$-
Exercisable, September 30, 2014	5,440,083	$0.05	1.93	$-

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing market price of our common stock on September 30, 2014 of $0.035 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014.

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

14.  Supplemental Statement of Cash Flows Information

During the nine months ended September 30, 2014 and 2013, we paid no amounts for income taxes and interest.

During the nine months ended September 30, 2014, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accrued expenses of $606,750.

•

Issued common stock in payment of notes payable of $96,500 and accrued interest payable of $49,853.

During the nine months ended September 30, 2013, we had the following non-cash investing and financing activities:

•

Issued common stock in payment of accounts payable of $22,527.

•

Issued common stock in payment of notes payable of $138,000 and accrued interest payable of $5,520, decrease in debt discount of $15,598 and decrease in derivative liability of $172,714.

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

On March 3, 2011, we received a “notice of exercise of video system reversionary rights” from UTOPIA, resulting from a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA had been working with Connected Lyfe on a resolution.

On September 28, 2012, we received a “notice of transfer of customers” from UTOPIA to transfer the existing customer base to another provider on their network.

On October 2, 2012, we received a “Summons & Complaint” from UTOPIA in conjunction with their claim that we failed to comply with both the “Network Access Agreement” and the “Video Systems Agreement”.  Under the complaint, UTOPIA asked for $495,000 in relief from Connected Lyfe, Inc.

On October 10, 2012, we signed an agreement with Veracity Networks to transfer those customers remaining on the UTOPIA network.

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We alleged in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we alleged in our answer and counter claim that Utopia consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we claimed the full value of our customers that were transferred as a result of Utopia’s actions in October 2012.  We were seeking $1,900,000 in damages.  Finally, we claimed substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur.

On September 23, 2014, a judgment was entered in favor of Utopia and against the Company in the amount of $504,520 in damages and in the amount of $128,453 in attorney fees and costs for a total judgment of $632,973.  Consequently, the Company wrote off to impairment expense a related $350,000 deposit included in other assets and has recorded $632,973 in accounts payable related to this matter.

16.  Subsequent Events

We have evaluated events occurring after the date of our accompanying consolidated balance sheets through the date the financial statements were issued.  We identified the following subsequent event that we believe requires disclosure:

Subsequent to September 30, 2014, we issued 2,500,000 shares of our common stock at $0.01 per share for cash of $25,000.

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

We expect to significantly increase our subscriber base in 2015.  We are currently under contract to provide our Data and Telephony services to 28 MDU properties spanning 6 cities in 2 states.  These properties present a total market opportunity of over 12,000 units.  These contracts can be characterized in one of two ways: bulk, or subscription.  A “bulk” contract allows us to provide services to each and every tenant at the complex.  We currently have 3 bulk contracts with a total customer base of 600. The remaining 25 contracts are “subscription”, meaning we have either an exclusive or non-exclusive marketing contract and/or Right of Entry (ROE) at the property.  Our average penetration rate at the subscription properties is 10%, which represents a tremendous growth opportunity for us. Further, all of these contracts provide us with the opportunity to extend more services in the future.  We are currently negotiating with some of the country’s largest REIT’s and property management groups to provide services to the properties they own and manage.

Going Concern Uncertainty

Our consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business.  Our consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has an accumulated deficit through September 30, 2014 of $19,288,807, and has had negative cash flows from operating activities since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In 2013 and 2014, sources of funding did not materialize as committed, and as a result, we have received insufficient funding to execute our business plan. We have accrued significant liabilities for which we do not have liquidity or committed funding to meet our current obligations.  If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital and short term related party and other shareholder loans.  If our plans and/or assumptions change or prove inaccurate, and we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2014.

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

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at September 30, 2014 and December 31, 2013:

September 30, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$14,364	$-	$-	$14,364
Total Liabilities Measured at Fair Value	$14,364	$-	$-	$14,364

December 31, 2013	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$11,475	$-	$-	$11,475
Total Liabilities Measured at Fair Value	$11,475	$-	$-	$11,475

Accounts Receivable

Accounts receivable are recorded at estimated net realizable value, do not bear interest and do not generally require collateral.  We provide an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.   Customer accounts are reviewed and written off as they are determined to be uncollectible.  The allowance for doubtful accounts was $72,725 at September 30, 2014 and December 31, 2013.

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

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.  At September 30, 2014 and December 31, 2013, we have recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses because there is significant uncertainty of the net deferred tax assets being realized.  Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Impairment of Long-Lived Assets

Our long-lived assets include costs of internally developed software, costs of rights of entry agreements, and costs of video distribution and content rights.  We assess the related projects for impairment when there are events or changes in circumstances that indicate the carrying amount might not be recoverable or when it is no longer probable that the project will be competed and placed in service.  We recorded an impairment of video distribution and content rights of $350,000 for the three months and nine months ended September 30, 2014.

Recently Enacted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its consolidated financial statements.

Results of Operations

Revenues – We recorded revenues of $10,175 and $46,743 in the three months ended September 30, 2014 and 2013, and $50,613 and $157,001 in the nine months ended September 30, 2014 and

2013, respectively.  The continuing decline in revenue is both a result of the transition in the subscriber base on the properties acquired in June 2011, which initially resulted in a decline of customers, as well as the sale of the UTOPIA customer base in October of 2012.

Direct Costs - Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and VOIP costs.  Direct costs were $0 and $22,163 in the three months ended September 30, 2014 and 2013, and $0 and $106,806 in the nine months ended September 30, 2014 and 2013, respectively.  The continuing decrease in direct costs is a result of the sale of the UTOPIA customer base in October of 2012, as well as a decrease in the subscriber base on the properties acquired in June 2011.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased $8,684 to $342,989 in the three months ended September 30, 2014 from $351,673 in the three months ended September 30, 2013.  Selling, general and administrative expenses decreased $767,211 to $714,322 in the nine months ended September 30, 2014 from $1,481,533 in the nine months ended September 30, 2013.  Due to lack of funding and to the decrease in the subscriber base on the properties acquired in June 2011, we have scaled back our operations and reduced our overhead.  We also had a decrease in our stock-based compensation.  The decreases in selling, general and administrative expenses in the three months and nine months ended September 30, 2014 are partially offset by our recording an increase to the accounts payable related to the unfavorable Utopia judgment.

Depreciation and Amortization Expense – Depreciation and amortization expense was $4,982 and $25,641 in the three months ended September 30, 2014 and 2013, and $46,537 and $93,732 in the nine months ended September 30, 2014 and 2013, respectively.  We have fully depreciation a significant portion of our depreciable assets, resulting in decreasing amounts of depreciation expense.

Other Income (Expense) – We reported a loss on derivative liability of $2,970 and $63,712 in the three months ended September 30, 2014 and 2013, and $2,889 and $4,518 during the nine months ended September 30, 2014 and 2013.  We estimate the fair value of the derivative for the conversion feature of certain convertible notes payable at the inception of notes and at each reporting date, using the Black-Scholes pricing model.  As changes in the derivative liability are recorded at each reporting date, a gain or loss on derivative liability is recorded.

We reported a loss on extinguishment of debt of $16,261 and $15,593 in the three months and nine months ended September 30, 2014, and a gain on extinguishment of debt of $9,392 and $6,560 in the three months and nine months ended September 30, 2013.

Our interest expense was $15,153 and $44,665 in the three months ended September 30, 2014 and 2013, and $46,564 and $177,214 in the nine months ended September 30, 2014 and 2013, respectively.  The decrease in interest expense in the current year is due to reductions of debt and to debt discount being fully amortized prior to the current year.

Net Loss – As a result, our net loss was $722,180 and $451,719 for the three months ended September 30, 2014 and 2013, and $1,125,292 and $1,700,242 for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, our total current assets were $26,148 and our total current liabilities were $3,560,537, resulting in a working capital deficit of $3,534,389.  As discussed in the notes to our consolidated financial statements, we are currently in default on several notes payable.  We also had an accumulated deficit of $19,288,807 and a total stockholders’ deficit of $3,208,777 at September 30, 2014.

During the nine months ended September 30, 2014, we used net cash of $329,072 in operating activities as a result of our net loss of $1,125,292, increase in accounts receivable, net of $838, and decreases in payroll and sales tax payable of $4,232 and deferred revenue of $6,372, partially offset by non-cash expenses totaling $440,453, decrease in prepaid expenses of $18,544, and increases in accounts payable of $172,173, accrued payroll and related expenses of $129,708 and interest payable of $46,784.

By comparison, during nine months ended September 30, 2013, we used net cash of $577,879 in operating activities as a result of our net loss of $1,700,242, non-cash gains totaling $25,812, increase in prepaid expenses of $2,000, and decreases in accounts payable of $21,633 and payroll and sales tax payable of $3,995, partially offset by non-cash expenses totaling $540,124, decrease in accounts receivable, net of $23,817 and increases in deferred revenue of $26,978, accrued payroll and related expenses of $539,894 and interest payable of $44,990.

We had no cash provided by or used in investing activities during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013, we used cash of $18,106 in investing activities for the purchase of property and equipment.

During the nine months ended September 30, 2014, we had net cash provided by financing activities of $326,500, comprised of proceeds from notes payable of $75,000 and proceeds from the issuance of common stock of $307,500, partially offset by payment of notes payable of $50,000 and payment of notes payable – related party of $6,000.

During the nine months ended September 30, 2013, we had net cash provided by financing activities of $723,529, comprised of proceeds from notes payable of $47,500 and proceeds from the issuance of common stock of $687,529, partially offset by the payment of debt issuance costs of $2,500, and payment of notes payable – related party of $9,000.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2011, we received a “notice of exercise of video system reversionary rights” from UTOPIA, resulting from a dispute between UTOPIA and Connected Lyfe as to who has not performed under the existing contract.  As stated in the notice, UTOPIA had been working with Connected Lyfe on a resolution.

On September 28, 2012, we received a “notice of transfer of customers” from UTOPIA to transfer the existing customer base to another provider on their network.

On October 2, 2012, we received a “Summons & Complaint” from UTOPIA in conjunction with their claim that we failed to comply with both the “Network Access Agreement” and the “Video Systems Agreement”.  Under the complaint, UTOPIA asked for $495,000 in relief from Connected Lyfe, Inc.

On October 10, 2012, we signed an agreement with Veracity Networks to transfer those customers remaining on the UTOPIA network.

On November 2, 2012, we filed our official answer and subsequent counter complaint to the Utopia allegations.  We alleged in our answer and counter claim to the court that Utopia failed to deliver the Video Head End as per the “Video Systems Agreement” which was executed on June 21, 2010, and seek reimbursement of $375,000.  Further, we alleged in our answer and counter claim that Utopia consistently overbilled for services, and prevented us from managing our customer accounts on the Utopia network, resulting in $240,000 of damages.  Further, we claimed the full value of our customers that were transferred as a result of Utopia’s actions in October 2012.  We were seeking $1,900,000 in damages.  Finally, we claimed substantial additional consequential and punitive damages.  These actions came after years of failed negotiations between Utopia and us.  We decided it was in the best interest of our shareholders to take decisive action in a court of law against Utopia in order to recover any losses that Utopia has caused us to incur.

On September 23, 2014, a judgment was entered in favor of Utopia and against the Company in the amount of $504,520 in damages and in the amount of $128,453 in attorney fees and costs for a total judgment of $632,973.  Consequently, the Company wrote off to impairment expense a related $350,000 deposit included in other assets and has recorded $632,973 in accounts payable related to this matter.

Item 1A.  Risk Factors.

For a discussion of our risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on April 15, 2014.  There have been no material changes in our assessment of our risk factors during the quarter ended September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, we issued 4,000,000 shares of our restricted common stock in exchange for $50,000 cash and 9,034,138 shares of our restricted common stock for payment of notes payable of $96,500, accrued interest of $49,853 and loss on extinguishment of debt of $16,261.

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

LYFE COMMUNICATIONS, INC.

Date:	November 25, 2014	By:	/s/Garrett Daw
Garrett Daw Chief Executive Officer Principal Executive and Financial Officer